Form 10-K
period 1993-12-31
LAURENTIAN CAPITAL CORP/DE/
filed 1994-03-31
CIK 92342

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE FISCAL YEAR ENDED                   COMMISSION FILE NO.
           DECEMBER 31, 1993                             0-8403

                            ------------------------

                         LAURENTIAN CAPITAL CORPORATION
                                 -------------

               DELAWARE                                59-1611314
       (State of Incorporation)                    (IRS Employer ID #)

                                  640 Lee Road
                           Wayne, Pennsylvania 19087

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (610) 889-7400

                            ------------------------

          Securities Registered Pursuant to Section 12(b) of the Act:

                TITLE OF CLASS            NAME OF EXCHANGE ON WHICH REGISTERED
- ---------------------------------------  ---------------------------------------
     Common Stock, $.05 par value                American Stock Exchange

          Securities Registered Pursuant to Section 12(g) of the Act:
                                      None

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes __X__    No _____

    Aggregate market value of voting shares held by nonaffiliates of the Registrant as of March 18, 1994: $10,784,265

 Number of shares outstanding of the Registrant's Common Stock as of March 18,
                                     1994:
                Common Stock, $.05 Par Value -- 7,548,757 shares

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the Registrant's Proxy Statement for the 1994 Annual Meeting of
           Stockholders are incorporated by reference into Part III.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

                        GENERAL DEVELOPMENT OF BUSINESS

    Laurentian Capital Corporation (the "Company") is a Delaware holding company engaged through its subsidiaries in providing life and health insurance. As the context requires, references herein to the Company refer to the Company individually or to the Company together with its insurance subsidiaries.

    The Company's principal insurance subsidiaries are Loyal American Life Insurance Company, Mobile, Alabama ("Loyal") and Prairie States Life Insurance Company, Rapid City, South Dakota ("Prairie").

    Approximately 72% of the outstanding common stock of the Company is owned by The Imperial Life Assurance Company of Canada ("Imperial") and an additional
9.8% is owned by Imperial's direct parent, Laurentian Financial, Inc. ("Financial"), which in turn is a wholly-owned subsidiary of The Laurentian Group Corporation ("Group"). Prior to January 1, 1994, Group was an indirect subsidiary of The Laurentian Mutual Management Corporation. On that date, La Confederation des caisses popularies et d'economie Desjardins du Quebec, a cooperative association constituted under the laws of the province of Quebec, Canada (the "Confederation"), through its subsidiaries, Desjardins Laurentian Financial, Inc. ("DLFC") and La Societe financiere des caisses Desjardins, Inc. ("SFCD"), acquired substantially all of the outstanding voting shares of Group, thereby becoming beneficial owner of the approximately 81.8% of the outstanding common stock of the Company beneficially owned by Group.

                              INSURANCE OPERATIONS

    The Company's life and health insurance products are directed primarily towards the middle and lower income markets and are generally sold utilizing third party sponsorship to facilitate solicitation.

    Loyal is a life insurance company incorporated under the laws of Alabama. It writes various forms of life insurance and accident and health insurance, principally with the sponsorship of credit unions and banks, which endorse its products to their members. It also writes life and health insurance through independent brokers.

    Prairie is a life insurance company incorporated under the laws of South Dakota. It markets individual life insurance policies with the sponsorship of state associations of funeral directors as well as individual funeral directors in various locations.

                                   MARKETING

    The Company's marketing emphasizes third party sponsorship and focuses on the middle income and lower income markets, the so-called gray collar and blue collar markets. The Company continues to develop and market products and services designed to serve the needs of the senior life market. Company subsidiaries are licensed in 49 states, the District of Columbia, Puerto Rico and the Virgin Islands. The subsidiaries utilize a variety of distribution channels, including both independent and controlled agency sales forces, brokers and independent Personal Producing General Agents where their specialized product/market niche requires it. In addition, the companies use direct mail solicitation to specific markets.

                           ACQUISITIONS/DIVESTITURES

    The Company's growth and expansion philosophy has placed an emphasis on internal sales expansion with some reliance upon selective acquisition of insurance operations. The Company believes that under appropriate circumstances, it can acquire established life and health insurance companies or compatible blocks of business that complement its existing operations. While the Company was active in acquisitions prior to 1988, limited expansion activities have occurred since 1988.

                   GEOGRAPHIC DISTRIBUTION OF PREMIUM INCOME

    The Company received premium income from all states in 1993. Based on the premium income of the various subsidiaries in 1993, the Company's premium revenue was distributed approximately as follows:

                                                     PERCENT OF
STATE                                               TOTAL PREMIUM
- --------------------------------------------------  -------------
Washington........................................       10.09%
California........................................        9.10
Minnesota.........................................        8.49
Alabama...........................................        6.90
Tennessee.........................................        6.31
Florida...........................................        5.39
Texas.............................................        4.24
Mississippi.......................................        3.82
Missouri..........................................        3.34
South Dakota......................................        2.92
North Carolina....................................        2.49
Arkansas..........................................        2.35
Georgia...........................................        2.28
Oklahoma..........................................        2.16
All Other.........................................       30.12*
                                                    -------------
                                                        100.00%
                                                    -------------
                                                    -------------

- ------------------------
* No other state produced as much as 2% of premium income.

    The Company operates primarily in the life and health insurance industry and, therefore, does not present separate segment information with respect to industry segments.

                 STATISTICAL INFORMATION CONCERNING OPERATIONS

    The following table indicates terminations of individual life insurance in force attributable to death, lapse, expiry, and surrender. Lapse ratios are also indicated, which compare lapses plus surrenders to the average insurance in force.

                                                      YEAR ENDED DECEMBER 31,
                                          ------------------------------------------------
                                            1993      1992      1991      1990      1989
                                          --------  --------  --------  --------  --------
                                                           (IN THOUSANDS)
Life Insurance Terminations
 (Individual only)
  Death.................................  $ 30,994  $ 28,047  $ 29,732  $ 26,679  $ 23,791
  Lapse.................................  $307,907  $426,220  $647,448  $671,909  $875,860
  Expiry................................  $ 38,934  $ 20,427  $ 19,620  $ 22,628  $ 95,075
  Surrender.............................  $129,870  $103,815  $136,327  $143,676  $177,002
  Lapse Ratio...........................     12.7%     15.1%     19.6%     16.6%     14.1%

                                  INVESTMENTS

    The laws under which each insurance subsidiary of the Company operates prescribe the nature and quality of and set limits on the various types of investments which may be made by insurance companies. These laws generally permit investments in qualified state, municipal and federal government obligations, corporate bonds, preferred and common stock, real estate, and real estate mortgages where the value of the underlying real estate exceeds the amount of the mortgage loan. The following table shows the Company's investments as of December 31, 1993 valued in accordance with generally accepted accounting principles:

                                                                                                      PERCENT
                                                                                                     OF TOTAL
                                                                                    ASSET VALUE     INVESTMENTS
                                                                                  ----------------  -----------
                                                                                   (IN THOUSANDS)
Fixed maturities:
  Bonds --
    United States Government and government agencies
     and authorities............................................................       $  135,816           23.2%
    States, municipalities, political subdivisions and foreign governments......            5,165            0.9
    Public utilities............................................................           19,549            3.3
    All other corporate bonds...................................................          298,138           51.0
                                                                                  ----------------       -----
      Total fixed maturities....................................................          458,668           78.4
                                                                                  ----------------       -----
Equity securities:
  Common stocks.................................................................           26,141            4.5
  Preferred stocks..............................................................            4,238            0.7
                                                                                  ----------------       -----
      Total equity securities...................................................           30,379            5.2
                                                                                  ----------------       -----
Mortgage loans on real estate...................................................           29,438            5.0
Investment real estate..........................................................            4,643            0.8
Policy loans....................................................................           51,677            8.8
Short-term investments..........................................................           10,479            1.8
                                                                                  ----------------       -----
      Total investments.........................................................       $  585,284          100.0%
                                                                                  ----------------       -----
                                                                                  ----------------       -----

    In accordance with generally accepted accounting principles, all investments other than equity securities are valued at either original or amortized cost. The equity securities are valued at market with any unrealized investment gains or losses reflected in stockholders' equity, net of applicable deferred taxes. Investments are periodically adjusted for other than temporary declines in carrying value. See Note 2 to Consolidated Financial Statements for certain information relating to the market value of the Company's investments. Consistent with the long-term nature of life insurance contracts, the Company expects to hold the fixed maturity investments to maturity, earlier prepayment or redemption.

    The quality of the Company's fixed maturity investments as of December 31, 1993, according to the rating assigned by nationally recognized statistical rating organizations, is as follows:

                                                                               % OF    ESTIMATED
                                             NAIC       BOOK     % OF FIXED  INVESTED   MARKET
INVESTMENT QUALITY (1)                    RATING (2)  VALUE (3)  MATURITIES   ASSETS     VALUE
- ----------------------------------------  ----------  ---------  ----------  --------  ---------
                                                   (IN THOUSANDS)                 (IN THOUSANDS)
AAA.....................................         1    $ 229,361       50.0      39.2   $ 233,773
AA......................................         1       83,130       18.1      14.2      84,007
A.......................................         1      114,794       25.0      19.6     117,262
BBB+....................................         2        6,632        1.5       1.1       7,338
BBB.....................................         2       10,954        2.4       1.9      11,619
BBB-....................................         2        4,978        1.1       0.9       5,430
                                                      ---------      -----       ---   ---------
    Total investment grade..............                449,849       98.1      76.9     459,429
                                                      ---------      -----       ---   ---------
BB+.....................................         3        2,248        0.5       0.4       2,385
BB......................................         3          164        0.0       0.0         174
BB-.....................................         3        2,178        0.5       0.4       2,204
B and below.............................       4-6        4,229        0.9       0.7       4,305
                                                      ---------      -----       ---   ---------
    Total below investment grade........                  8,819        1.9       1.5       9,068
                                                      ---------      -----       ---   ---------
    Total fixed maturities..............              $ 458,668      100.0      78.4   $ 468,497
                                                      ---------      -----       ---   ---------
                                                      ---------      -----       ---   ---------

- ------------------------
(1) Bonds are classified according to the highest rating by a nationally recognized statistical rating organization. Bonds not rated by any such organization are classified according to the rating assigned to them by the Securities Valuation Office of the National Association of Insurance Commissioners ("NAIC") as follows: for the purposes of the table, NAIC Class 1 is included in the "A" rating; Class 2, "BBB-"; Class 3, "BB-"; and Classes 4-6, "B and below".
(2) The NAIC assigns security quality ratings and uniform book values called "NAIC Designations" which are used by insurers when preparing their statutory annual statements. The NAIC assigns ratings to publicly traded as well as privately placed securities. The ratings assigned by the NAIC range from Class 1 to Class 6, with a rating in Class 1 being of the highest quality. The NAIC ratings above are as of December 31, 1993, the latest date for which such ratings are available.
(3) Principally at amortized cost. See Notes 1 and 2 to the Company's consolidated financial statements for the year ended December 31, 1993.

    The following table shows the investment results of the Company for the years 1989 through 1993:

                         CASH, ACCRUED      NET INVESTMENT        PERCENTAGE
                       INVESTMENT INCOME   INCOME EXCLUDING       EARNED ON
        YEAR ENDED      AND INVESTMENTS    GAIN OR LOSS FROM   AVERAGE OF CASH
       DECEMBER 31,     AT DECEMBER 31    SALE OF INVESTMENTS  AND INVESTMENTS
      ---------------  -----------------  -------------------  ----------------
                        (IN THOUSANDS)      (IN THOUSANDS)
           1989             $  509,691          $   42,890            9.0%
           1990                520,552              43,436            8.4
           1991                555,572              45,307            8.4
           1992                569,216              46,927            8.3
           1993                599,861              46,820            8.0

                                  REINSURANCE

    In keeping with industry practice, the Company's insurance subsidiaries reinsure portions of the life and health insurance and annuities underwritten by them. Under most of the subsidiaries' reinsurance arrangements, new insurance sales are reinsured automatically rather than on a basis that would require the reinsurer's prior approval. Generally, each subsidiary enters into indemnity reinsurance arrangements to assist in diversifying its risks and to limit its maximum loss on large or unusually hazardous risks, including risks that exceed the subsidiary's policy-retention limits, currently ranging from $50,000 to $125,000 per life.

    In recent years, the Company's amount of ceded reinsurance has declined. Expressed as a percentage of direct premiums written, ceded reinsurance has decreased from approximately 33% in 1987 to 7.7% in 1993. This has been due primarily to the run-off (i.e., non-renewal) of policies subject to certain older reinsurance treaties as well as the continued emphasis on premium growth in the pre-need life insurance market, where face amounts on most policies are within current Company retention limits.

    Indemnity reinsurance does not fully discharge the ceding insurer's liability to meet policy claims on the reinsured business. The ceding insurer remains responsible for policy claims to the extent the reinsurer fails to pay such claims, as a result, for example, of the insolvency of the reinsurer. No reinsurer of business ceded by a Company subsidiary has failed to pay any material policy claim due to the insolvency of the reinsurer.

                                    RESERVES

    The applicable insurance laws under which the Company's insurance subsidiaries operate require that each subsidiary report policy reserves as liabilities to meet future obligations on the outstanding policies. These reserves are amounts which, with the additional premiums to be received and interest thereon compounded annually at certain assumed rates, are calculated to be sufficient to meet the various policy and contract obligations as they mature. These laws specify that the reserves shall not be less than reserves calculated using certain specified mortality tables and interest rates. The policy liabilities carried in the Company's financial statements differ from the policy reserves specified by the laws of the various states which are carried in the insurance subsidiaries' statutory financial statements. These differences arise from the use of mortality and morbidity tables and interest assumptions that are believed to be more appropriate for financial reporting purposes than those required for statutory accounting purposes, from the introduction of lapse assumptions into the reserve calculations and from the use of the net level premium reserve method. For a more complete discussion of policy liabilities, see Note 1 to Consolidated Financial Statements.

                           FEDERAL INCOME TAX MATTERS

    The Company's life insurance subsidiaries are taxed under the Internal Revenue Code ("Code") as revised by the Tax Reform Act of 1984 ("TRA 84"), the Tax Reform Act of 1986 ("TRA 86"), the Revenue Reconciliation Act of 1990 ("RRA 90"), and the Omnibus Budget Reconciliation Act of 1993 ("OBRA 93"). Under TRA 84, many of the special features relating to the taxation of life insurance companies under the prior law were eliminated, such that the Company's life insurance subsidiaries are taxed in a manner similar to that of companies in other industries. Under TRA 86, the statutory tax rate was reduced to 34% and the alternative minimum tax was established. RRA 90 requires capitalization, for tax purposes, of specified percentages of net premiums on certain insurance contracts, as defined by Section 848 of the Code. The capitalized amount is then amortized into expense over a maximum period of 120 months; however, the insurance subsidiaries have generally qualified to amortize amounts capitalized in 1993 and prior years over a 60 month period. OBRA 93 increased the top marginal tax rate to 35% on taxable income over $10 million. This increase did not affect the Company's 1993 income tax expense.

    Under previous life insurance company tax laws, a portion of the Company's gain from operations which was not subject to current income taxation was accumulated for tax purposes in memoranda accounts designated as the Policyholders' Surplus Accounts. The aggregate accumulation in these accounts as of December 31, 1993 was approximately $9.6 million. The unrecognized deferred tax liability related to this temporary difference is $3.3 million. Should the accumulation in the Policyholders' Surplus Accounts exceed certain stated maximums, or if certain other events occur, all or a portion of the Policyholders' Surplus Accounts may be subject to federal income taxes at rates then in effect. Deferred taxes have not been established for such amounts since the Company does not anticipate paying taxes on the Policyholders' Surplus Accounts.

                                  COMPETITION

    The insurance market is highly competitive and occupied by a large number of companies, many of which have substantially greater capital and surplus, larger and more diversified portfolios of life and health insurance products and larger agency sales operations than the Company. The Company's subsidiaries are also encountering increased competition from banks, securities brokerage firms and other financial intermediaries marketing insurance products and other investments such as savings accounts and securities. The Company's subsidiaries compete primarily on the basis of the experience, number, accessibility and claims response of their agent representatives, the suitability and variety of their policy portfolios, and premium rates. The Company believes that its subsidiaries generally have good relationships with their agents, and have an adequate variety of policies approved for issuance which are generally competitive based on premium rates and service in the markets served.

                                   REGULATION

    The Company's subsidiaries, like other insurers, are subject to comprehensive regulation in the various states in which they are authorized to conduct business. The laws of such states establish supervisory agencies with broad administrative powers, among other things, to grant and revoke licenses for transacting business, to regulate the form and content of policies, to set reserve requirements, the type and amount of investments and to review premium rates for fairness and adequacy. These supervisory agencies periodically examine the business and accounts of the Company's subsidiaries and require such subsidiaries to file detailed annual convention statements prepared in accordance with statutory requirements.

    Insurance companies also can be required, under the solvency or guaranty laws of most states in which they do business, to pay assessments (up to prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. The frequency and amount of such assessments have increased in recent years and are generally expected to increase further in future years. Loyal and Prairie were assessed, and paid, $338,000 in 1993 to various state guaranty funds. The amount of any material future assessments under these laws cannot reasonably be estimated.

    Although there are no direct restrictions regarding the payment of dividends by the Company, its life insurance subsidiaries may not, under applicable state law, pay a cash dividend to the Company, except out of that part of their available and accumulated surplus funds which is derived from net gains from operations, calculated according to statutory accounting principles. In addition, the payment of principal and interest under surplus debentures, which are debt securities issued by insurance companies and payable solely out of the issuer's unrestricted surplus, require the prior approval of insurance regulatory authorities. The Company derives substantial portions of its operating funds from management fees, dividends and surplus debenture payments by its insurance subsidiaries.

    Generally, under the insurance statutes of most states, state insurance authorities must approve in advance the direct or indirect acquisition of 10% or more of the voting securities of any insurance company chartered in that state. In addition, because the Company owns voting securities of certain life insurance companies, any acquisition of a substantial block of its outstanding voting securities is subject to certain regulatory requirements of the various subsidiaries' domiciliary states.

    The  National  Association  of   Insurance  Commissioners  ("NAIC")  is   an
association  made  up  of  the  officials  of  each  state  responsible  for the administration of that state's insurance laws. The NAIC and state insurance regulators have become involved in the process of reexamining certain existing insurance laws and regulations and their application to insurance companies. This reexamination has addressed a number of areas, including insurance company investment and solvency issues, risk-based capital ("RBC") guidelines, assumption reinsurance, interpretation of existing laws, the development of new laws, and the circumstances under which dividends may be paid. The NAIC has encouraged states to adopt model NAIC laws on specific topics such as holding company regulations and the definition of extraordinary dividends. It is not possible to predict the future impact of changing state regulation on the operations of the Company.

    In 1992, the NAIC adopted RBC rules that attempt to measure statutory capital and surplus needs based upon the risks in an insurance company's mix of products and investment portfolio. A risk-based capital analysis evaluates the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with: (i) asset quality; (ii) mortality and morbidity; (iii) asset and liability matching; and (iv) other business factors. According to the NAIC, the risk-based capital rules are not intended to be used by state insurance regulators as an absolute minimum or ideal level of required surplus. Rather, they are designed to serve as a tool to assist state insurance regulators in identifying potentially impaired insurance companies on a timely basis. The risk-based capital rules will prompt different levels of regulatory action depending upon the result of RBC analysis for each company. The risk-based capital rules have been enacted during the 1993 calendar year by many states.

    In states which have adopted the NAIC regulations, the new RBC requirements provide for four different levels of regulatory attention depending on an insurance company's RBC ratio (Adjusted Capital compared to Authorized Control Level). The "Company Action Level" is triggered if a company's RBC ratio is less than 200% but greater than or equal to 150%, or if a negative trend has occurred (as defined by the regulations) and the company's RBC ratio is less than 250%. At the Company Action Level, the company must submit a comprehensive plan to the regulatory authority which discusses proposed corrective actions to improve its capital position. The "Regulatory Action Level" is triggered if a company's RBC ratio is less than 150% but greater than or equal to 100%. At the Regulatory Action Level, the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed. The "Authorized Control Level" is triggered if a company's RBC ratio is less than 100% but greater than or equal to 70%, and the regulatory authority may take any action it deems necessary, including placing the company under regulatory control. The "Mandatory Control Level" is triggered if a company's RBC ratio is less than 70%, and the regulatory authority is mandated to place the company under its control.

    Based upon the enacted RBC rules, both Loyal and Prairie have strong RBC ratios (in excess of 500%) as of December 31, 1993.

    The Company is registered under the Securities Exchange Act of 1934 and is subject to rules and regulations of the Securities and Exchange Commission. As a company with securities listed on the American Stock Exchange ("AMEX"), the Company is also subject to the rules and policies of the AMEX.

                                   EMPLOYEES

    The Company had approximately 298 full-time employees and 2,052 full and part-time agents as of December 31, 1993. The various subsidiaries have separate benefit programs for their employees but in general they are covered by contributory major medical insurance and group life insurance plans. In addition, the Company maintains a 401(k) profit sharing savings plan for its employees and the employees of the Company's subsidiaries. As of December 31, 1992, the Company terminated its defined benefit pension plan and, following receipt of all required regulatory approvals, distributed all the pension plan's assets during 1993. See Note 10 to Consolidated Financial Statements. The costs for all these benefits, except profit sharing plans, amounted to approximately $1.5 million in 1993.

ITEM 2.  PROPERTIES.

    The Company's principal executive offices are located in Wayne, Pennsylvania. It leases approximately 4,100 square feet of office space at 640 Lee Road, Suite 303, Wayne, Pennsylvania. The aggregate monthly rental is approximately $8,600.

    Loyal's Home Office building is located at 2800 Dauphin Street, Mobile, Alabama. This building contains approximately 89,000 square feet, of which approximately 62,000 square feet are utilized for Company purposes. The remainder of the building is leased to outside tenants. The book value of the property as of December 31, 1993 is approximately $3.7 million.

    Prairie's Home Office building is located at 440 Mount Rushmore Road, Rapid City, South Dakota. The building contains approximately 44,000 square feet, of which approximately 34,000 square feet are utilized for Company purposes, while the remainder of the building is leased to outside tenants. This six-story building and the underlying real property are subject to mortgage indebtedness (capitalized lease) of approximately $741,000 as of December 31, 1993. The book value of the property as of December 31, 1993 is approximately $3.5 million.

    Prairie   leases  marketing  and  administrative   space  in  several  other
locations. The aggregate monthly rental for these locations is approximately $14,000.

    In addition, Prairie is obligated on leases for space previously used for administrative purposes. This space is currently being sub-leased. The net monthly rental is approximately $4,000.

ITEM 3.  LEGAL PROCEEDINGS.

    The Company is routinely engaged in litigation incidental to its business. In the judgment of management, no individual case or group of similar cases, net of loss reserves established therefore and giving effect to reinsurance, is likely to result in judgments for amounts material to the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1993.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's common stock trades on the American Stock Exchange ("AMEX") under the symbol "LQ".

    The transfer agent for the Company's common stock is Chemical Bank, Security Holder Relations, P.O. Box 24935, Church Street Station, New York, New York 10249.

    The table below presents the high and low sales prices of the Company's common stock on the AMEX during the time periods indicated.

PERIOD                                                         HIGH      LOW
- ------------------------------------------------------------- ------    ------
1993:
  First quarter.............................................. $7 3/8    $6
  Second quarter.............................................  7 1/2     6 3/4
  Third quarter..............................................  8 7/8     7 1/2
  Fourth quarter.............................................  8 5/8     8
1992:
  First quarter..............................................  4 7/8     3
  Second quarter.............................................  4 3/8     3 3/4
  Third quarter..............................................  5         3 3/4
  Fourth quarter.............................................  7 1/4     4 3/4

    The closing market price of the Company's common stock on March 18, 1994, was $8.50 per share.

    As of March 18, 1994, there were approximately 10,000 holders of record of the Company's common stock.

    The Company has paid no common stock dividends during the two years ended December 31, 1993. It is the policy of the Company to retain its earnings to finance expansion and growth. While the payment of future dividends will rest with the discretion of the Board of Directors and will depend, among other things, upon the Company's earnings, capital requirements and financial condition, the Company presently expects to retain its earnings to facilitate growth, both internally and by acquisition. The Company has no present plans to pay common stock dividends.

    The Company's ability to pay common stock dividends may be limited by regulations affecting its insurance subsidiaries. Under applicable insurance laws, the Company's insurance subsidiaries may generally only pay cash dividends out of that part of available surplus which is derived from statutory net gains from operations, unless regulatory approval is obtained. In addition, payments of interest and principal relating to a surplus debenture at one of the Company's insurance subsidiaries also requires prior regulatory approval. See
Note 7 to Consolidated Financial Statements and "LIQUIDITY AND CAPITAL RESOURCES" under Item 7.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected consolidated financial data of the Company has been derived from the Consolidated Financial Statements of the Company. Certain reclassifications have been made to prior year amounts for comparative purposes.

                                                                      YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------------------------
                                                     1993         1992         1991         1990         1989
                                                  -----------  -----------  -----------  -----------  -----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA
Premiums........................................  $    81,443  $    80,186  $    79,551  $    79,889  $    90,748
Realized investment gains (losses)..............        2,773           53        3,696       (2,548)       3,032
Net investment and other income.................       50,038       50,159       47,774       46,557       47,626
                                                  -----------  -----------  -----------  -----------  -----------
  Total revenues................................  $   134,254  $   130,398  $   131,021  $   123,898  $   141,406
                                                  -----------  -----------  -----------  -----------  -----------
                                                  -----------  -----------  -----------  -----------  -----------
Benefits and expenses...........................  $   122,876  $   120,221  $   122,798  $   139,973  $   138,606
Income tax expense (benefit)....................        3,584        3,463        2,777         (410)         564
Income (loss) before cumulative effect of
 accounting change and extraordinary item.......        7,794        6,714        5,446      (15,665)       2,236
Cumulative effect of accounting change and
 extraordinary item:
  Effect of implementation of SFAS 109..........          400            0            0            0            0
  Tax effect of utilization of tax loss
   carryforwards................................            0            0            0            0        1,200
Net income (loss)...............................  $     8,194  $     6,714  $     5,446  $   (15,665) $     3,436
PER SHARE DATA
Income (loss) before cumulative effect of
 accounting change and extraordinary item.......  $      1.00  $      0.80  $      0.63  $     (1.97) $      0.24
Cumulative effect of accounting change and
 extraordinary item:
  Effect of implementation of SFAS 109..........          .05            0            0            0            0
  Tax effect of utilization of tax loss
   carryforwards................................            0            0            0            0         0.15
                                                  -----------  -----------  -----------  -----------  -----------
Net income (loss)...............................  $      1.05  $      0.80  $      0.63  $     (1.97) $      0.39
                                                  -----------  -----------  -----------  -----------  -----------
                                                  -----------  -----------  -----------  -----------  -----------
Weighted average number of shares outstanding...        7,549        7,984        8,111        8,111        8,111
Stockholders' equity............................  $     13.44  $     12.20  $     10.84  $     10.06  $     12.25
BALANCE SHEET DATA
Invested assets.................................  $   585,284  $   542,984  $   528,013  $   501,122  $   491,279
Total assets....................................      972,732      942,180      952,398      931,059      940,064
Debt............................................       54,822       54,454       54,249       53,377       51,222
Stockholders' equity............................      101,484       92,030       87,918       81,641       99,330

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following is an analysis of the results of operations and financial condition of Laurentian Capital and its consolidated subsidiaries. The consolidated financial statements and related notes and schedules included elsewhere in the Form 10-K should be read in conjunction with this analysis. Certain reclassifications have been made to prior year amounts for comparative purposes.

                                    OVERVIEW

     Laurentian Capital's net income for 1993 was $8.2 million, or $1.05 per share, as compared to net income of $6.7 million, or $0.80 per share, in 1992 and a net income of $5.4 million, or $0.63 per share, in 1991. Excluding the cumulative effect of the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which contributed $0.4 million to net income, the Company's net income for 1993 was $7.8 million, or $1.00 per share.

     The 1993 net income of $8.2 million, or $1.05 per share, compares favorably to 1992 net income of $6.7 million, or $0.80 per share. The improvement in net income was due primarily to increased realized capital gains on investments, as well as the Company's successful implementation of expense reduction programs.

     The 1992 net income of $6.7 million, or $0.80 per share, compares favorably to 1991 net income of $5.4 million, or $0.63 per share. The improvement in net income was due primarily to increased investment income and lower death and health claim benefits. In addition, substantially lower levels of realized investment gains were included in 1992 net income than in the prior year.

                             RESULTS OF OPERATIONS

PREMIUM INCOME

     The following table sets forth for the periods shown the amount of premium income and the percentage change in each from the prior period:

                                     PREMIUM INCOME
                                -------------------------
                                                PERCENTAGE
          YEAR ENDED                            INCREASE
         DECEMBER 31,               AMOUNT      (DECREASE)
        -------------           --------------  ---------
                                (IN THOUSANDS)
  1993........................  $ 81,443              1.6%
  1992........................    80,186              0.8
  1991........................    79,551             (0.4)

     Premium income improved in 1993 as compared to 1992 due to improvements in new sales and inforce persistency at Prairie and Loyal. Loyal's accident and health premium, primarily related to a cancer indemnity product, accounted for most of the increase. The cancer indemnity product is subject to premium rate adjustments, following regulatory approval. Loyal has been actively managing the premium rate adjustment approval process with positive results.

     Premium income improved marginally in 1992 as compared to 1991. Improvements in both new sales and inforce persistency at Prairie and Loyal more than offset a decline in renewal premium due to a substantial block of inforce business at Prairie attaining paid-up premium status during the year. A former subsidiary of Loyal, American Defender Life Insurance Company ("Defender"), had ceased writing new business and was in a run-off position which also resulted in lower premium income.

     Premium income was fairly stable in 1991 as compared to 1990. Increases in new life insurance sales at Prairie were offset by declines in renewals at Loyal and Defender.

NET INVESTMENT INCOME, REALIZED INVESTMENT GAINS AND OTHER INCOME

     The following table sets forth for the periods shown the amount of net investment income, realized investment gains and other income and the percentage increase (decrease) from the corresponding prior periods.

                              NET INVESTMENT INCOME, REALIZED
                             INVESTMENT GAINS AND OTHER INCOME
                           -------------------------------------
       YEAR ENDED                               PERCENTAGE
      DECEMBER 31,             AMOUNT       INCREASE/(DECREASE)
      -------------        --------------  ---------------------
                           (IN THOUSANDS)
  1993...................  $      52,811            5.2%
  1992...................         50,212           (2.4)
  1991...................         51,470           17.0

     During 1993, there was an increase of 5.2% in net investmest income, realized investment gains and other income as compared to 1992. This increase resulted primarily from a $2.7 million increase in realized investment gains. During 1993, the Company experienced substantial prepayments on its fixed maturity investments as individuals and corporations refinanced their debt obligations. Corporate refinancings occurred through call provisions, whereby corporations usually pay a premium over par value to recall their obligations. The Company's increased level of realized investment gains resulted primarily from the exercise of call provisions, usually at a premium. The significant prepayments received in 1993 were reinvested at lower interest rates and are expected to lower the portfolio yield in the future. Net investment income remained stable as the lower portfolio yield was offset by increased invested assets. During 1993, two inactive subsidiaries were sold for $587,000, which is reflected in other income.

     During 1992, there was a decrease of 2.4% in net investment income, realized investment gains and other income as compared to 1991. This decrease resulted primarily from a $3.6 million decline in realized investment gains. During 1992, $4.7 million in other than temporary impairments were recorded, as compared to $0.9 million in 1991. The impairments were primarily related to adjustments in the carrying value of certain real estate investments to appraised values due to depressed market conditions. Net investment income increased $1.6 million when compared to 1991, as growth in the Company's invested asset base combined with the accelerated recognition of income from discount amortization on mortgage-backed securities due to increases in prepayment activity more than offset the decline in overall portfolio yield. In addition, a former subsidiary was sold in the fourth quarter of 1992, resulting in an increase to other income of $570,000.

     During 1991, an increase of 17.0% was recorded in net investment income, realized investment gains (losses) and other income as compared to 1990. This increase resulted primarily from an increase in realized investment gains which accounted for 14.2% of the increase. Net investment income accounted for 4.3% of the increase, primarily as a result of an investment portfolio restructuring that emphasized the conversion of non-income producing assets into investment grade debt securities.

BENEFITS AND EXPENSES

     The following table sets forth for the periods shown the benefits and expenses incurred by the Company as a percentage of premium income:

                               AS A PERCENTAGE OF
                                 PREMIUM INCOME
       YEAR ENDED          --------------------------
      DECEMBER 31,           BENEFITS      EXPENSES
      -------------        ------------  ------------
  1993...................        94.7%         56.2%
  1992...................        90.4          59.5
  1991...................        95.9          58.4

BENEFITS

     Benefits for 1993 increased as a percentage of premium to 94.7% from 90.4% in 1992. The increase in benefits was due primarily to higher levels of death and health claims in 1993 as compared to 1992. During 1993, the Company achieved sales improvement in single premium funeral related life insurance and cancer indemnity products. Both products have a higher initial benefit to premium ratio than the existing inforce insurance business and substantially account for the increase in benefit ratio. As a result of the continued emphasis on these specialty lines, this trend of increasing ratio is expected to continue.

     Benefits for 1992 decreased as a percentage of premium from 95.9% in 1991 to 90.4% in 1992. The decrease in benefits was due primarily to lower levels of death and health claims in 1992 as compared to 1991. During 1992, Loyal filed and received approval for premium rate increases associated with its cancer indemnity product. These premium increases had a positive impact in lowering the benefits as a percentage of premium ratio. This improvement was partially offset due to a substantial block of inforce business at Prairie reaching paid-up premium status during the year. As additional benefits were being paid or accrued on this block with no corresponding premium income, the ratio of benefits to premium income was negatively impacted.

     Benefits for 1991 increased as a percentage of premium from 87.0% in 1990 to 95.9% in 1991. Benefits increased $6.8 million while premium income decreased $0.3 million in 1991 as compared to 1990. Adverse health claims experience was incurred by Loyal during 1991 which resulted in premium rate increases being submitted and approved during the second half of 1991. In addition, higher levels of death claims and surrender benefits were incurred during 1991 as compared to 1990 at both Loyal and Prairie.

EXPENSES

     Expenses as a percentage of premium income in 1993 decreased to 56.2% as compared to 59.5% in 1992. The decrease is due primarily to continued emphasis on cost containment and reduction as indicated by a $1.7 million decline in selling and administrative expenses. The Company is continuing to invest in its pre-need life insurance segment with improved efficiency.

     Expenses as a percentage of premium income in 1992 remained fairly stable when compared to 1991. Following a period of administrative consolidation, operational efficiencies stabilized during the year. Selling expenses associated with the Company's growth in the pre-need life insurance segment at Prairie were higher than in the prior year reflecting the Company's continued investment in this market.

     Expenses as a percentage of premium income decreased from 65.4% in 1990 to 58.4% in 1991. The decrease was attributable to lower levels of administrative and selling expenses achieved through cost reduction initiatives.

INCOME TAXES

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities applying enacted tax rates. Deferred income tax expenses or benefits are based on the changes in the deferred tax assets or liabilities from period to period. Prior to January 1, 1993, deferred income tax expenses or benefits were recorded to reflect the tax consequences of timing differences between the recording of income and expenses for financial reporting purposes and for purposes of filing federal income tax returns at income tax rates in effect when the differences arose. The cumulative benefit of $400,000 of adopting this change as of January 1, 1993 has been reflected in the statement of operations included herein. Prior year financial statements have not been restated to reflect the new accounting method.

     The Company's effective tax rate for the year ended December 31, 1993 was 31.5%, as compared to 34% for the year ended December 31, 1992. The primary reason the effective tax rate for the year ended December 31, 1993 was lower than the enacted statutory tax rate of 34% was due to the elimination of valuation allowances associated with the deferred tax asset related to certain real estate assets sold in 1993. Excluding the effect of these real estate transactions, the effective rate for 1993 would have been marginally higher than the effective rate for 1992.

     The Company's effective tax rate has varied considerably in past years. Prior to 1992, one of the primary reasons for these variances was the difference in reporting groups. For financial statement purposes, the profits and losses of all subsidiaries were reported on a consolidated basis; for tax purposes, Laurentian Capital Corporation filed a separate return, while Loyal and a former subsidiary, Defender, filed a consolidated return, as did Prairie and its subsidiary, Rushmore National Life Insurance Company ("Rushmore"). Filing separate tax group returns caused various effective tax rates to apply to the profits and losses of the financial statement filing group. Beginning in 1992, the Company qualified to file a consolidated life/non-life federal tax return, except for Rushmore, which does not qualify to join in the filing of the consolidated Company return until 1995. The Company elected to file one consolidated return and, therefore, the financial reporting and federal tax reporting groups were primarily the same. However, variations in effective tax rates may persist as a result of limitations imposed by the Code on the utilization of non-life insurance tax losses against life insurance taxable income. For 1992 and prior tax years, under then existing GAAP, effective tax rates also varied as a result of the differences between the tax bases of assets and liabilities and those assigned under purchase accounting ("Purchase
Accounting Adjustments"). Pursuant to then existing GAAP, these Purchase Accounting Adjustments were treated as permanent differences. Accordingly, as these differences reversed, they increased or decreased the Company's effective tax rate. For 1993 and subsequent years under SFAS 109, Purchase Accounting Adjustments are treated as temporary differences and changes in these differences will not affect the Company's effective tax rate.

NET INCOME

     The following table sets forth for the periods shown the net income and the earnings per share:

       YEAR ENDED
      DECEMBER 31,              AMOUNT       PER SHARE
- -------------------------   --------------   ---------
                            (IN THOUSANDS)
  1993...................   $      8,194     $   1.05
  1992...................          6,714         0.80
  1991...................          5,446         0.63

     The increase in net income for 1993 as compared to 1992 of $1.5 million is due to higher realized investment gains, lower operating expenses, recognition of a benefit from the adoption of SFAS 109 and a lower effective tax rate. Continued emphasis on cost containment and cost reduction has improved efficiency in the operations during a period of increased selling activity. Premium rate adjustments on the cancer indemnity product and lower amounts of interest credited to policyholders have provided enhanced profitability.

     The increase in net income for 1992 as compared to 1991 of $1.3 million was due to higher investment income and lower death and health claims experience which offset the lower levels of realized investment gains. General and administrative expenses were stable in 1992 as compared to 1991 with increased net selling expenses due primarily to the continued investment in the Company's pre-need life insurance market.

     The increase in earnings for 1991 as compared to 1990 of $21.1 million was due primarily to the Special Charges of $18.2 million ($17.7 million after-tax) recorded in 1990. Excluding these Special Charges, net income increased $3.4 million in 1991 as compared to 1990. This increase was due primarily to a $6.2 million ($4.1 million after-tax) increase in realized investment gains. Improvements in net investment income and lower operating expenses were offset by higher levels of benefits and reserve expenses. An increase in the effective tax rate, primarily due to operating losses for which no tax benefit was recognized, also affected 1991 earnings as compared to 1990.

                        LIQUIDITY AND CAPITAL RESOURCES

     The life insurance industry normally produces a positive cash flow from operations and scheduled principal repayments from portfolios of fixed maturity investments (bonds and redeemable preferred stocks) and mortgage loans. This cash flow is used to fund an investment portfolio to finance future benefit payments, which represent long-term obligations reserved for using certain assumed interest rates. Since future benefit payments are primarily long-term obligations, the Company's investments are predominately long-term fixed rate instruments such as bonds and mortgage loans which are expected to provide a sufficient return to cover these obligations. The nature and quality of the various types of investments made by a life insurance company must comply with the statutes and regulations imposed by the states in which that company is licensed. These statutes and regulations generally require that securities acquired be investment grade and provide protection for policyholders.

     In accordance with generally accepted accounting principles, substantially all of the Company's investments are reported in the financial statements at their original or amortized cost as opposed to market value. At December 31, 1993, the fixed maturity investments had an amortized cost of $458.7 million with a market value of $468.5 million, $9.8 million above amortized cost. The Company had $29.4 million in mortgage loans at December 31, 1993, which could reflect a small premium or discount if those mortgage loans had quoted market prices. The basis used for carrying these long-term fixed rate investments is consistent with the basis used in determining the liability for future policy benefits. Since these assets are invested for terms corresponding to anticipated future benefit payments and carry interest rates in excess of the assumed reserve interest rates, and because they produce predictable cash flows independent of premium income, they should be sufficient to fund the Company's future benefit payments in the ordinary course of business without any need for liquidation prior to maturity.

     In May 1993, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). This statement addresses the accounting and reporting on the ownership of investment securities. SFAS 115 specifically applies to the accounting for fixed income securities, which have historically been reported at amortized cost. SFAS 115 allows for the continued use of amortized cost reporting only for those securities that the Company has the positive intent and ability to hold to maturity. Any held securities not qualifying for amortized cost treatment must be reported at fair value. SFAS 115 is required to be adopted on January 1, 1994 and the effects of this statement on the Company have not been quantified.

     The Company holds a substantial component of its investment portfolio in mortgage-backed securities and collateralized mortgage obligations (collectively "MBS"). At the end of 1993, the total investment in MBS amounted to $392.8 million, or 67% of total investments. These are instruments collateralized by pools of residential and commercial mortgages, which return interest and principal payments to the investor. Approximately 23% of the Company's MBS holdings are U.S. government agency securities (GNMA, FNMA and FHLMC), which carry either a direct government or a quasi-government guarantee and are rated AAA in terms of quality. The Company also owns non-agency MBS, issued by major U.S. financial institutions, which are rated AAA, AA or A. Non-agency MBS are credit-enhanced in order to achieve a high rating. The form of the credit enhancement is generally a senior/subordinated structure, a limited corporate guarantee from a large financial institution or a letter of credit from a major commercial bank. Historically, residential mortgages in the U.S. have had a very low default rate and the Company's non-agency MBS are well-diversified geographically. Thus, the Company is protected against adverse regional economic conditions. Mortgage-backed securities typically yield more than corporate bonds of similar maturity. MBS also are not subject to so-called event risk, which can cause investment grade bonds of a corporation to become "junk", as a result, for example, of a leveraged acquisition. In addition, MBS are generally very liquid issues with major brokerage houses providing ready markets. However, MBS are subject to prepayment and extension risk which can adversely affect their yield and expected maturity.

     With the significant decline in interest rates during the second half of 1992 and the first three quarters of 1993, the Company experienced a substantial increase in the level of prepayments associated with its investments in MBS. Amounts received associated with these prepayments were accounted for as adjustments to investment yield. The Company has experienced a decline in portfolio yield as a result of reinvesting these proceeds into similar investments at lower interest rates. The Company's investment strategy for MBS is to emphasize certain types of MBS that have a more predictable pattern of repayment and avoid risk of a loss of a portion of the original principal due to changes in interest rates. A substantial portion of the MBS portfolio consists of Planned Amortization Class ("PAC") and Target Amortization Class ("TAC") instruments. These investments are designed to amortize in a more predictable manner by shifting the primary risk for prepayment of the underlying collateral to investors in other tranches (support classes) of the MBS. During this period of high levels of prepayment, no loss of principal occurred on the MBS portfolio.

     Policy loans as of December 31, 1993 were $51.7 million. Policy loan rates for the Company's policies are generally in the 3 1/2% to 8% range, at least equal to the assumed interest rates used for future policy benefits; accordingly, policy loans should not result in negative cash flow.

     In addition to the cash flow necessary to fund benefit payments, the Company requires cash flows for operating and administrative expenses, which are normally funded from premium income. The level of expenses generally fluctuates in direct proportion to the amount of premium produced, and the Company's subsidiaries generate sufficient cash flow to meet such expenses. However, the Company's cash disbursements have from time to time exceeded its cash receipts, principally due to its former acquisitions program and commitments made in connection with the acquisitions. Funding of interest on debt incurred in connection with this program of acquisitions as well as the subsequent consolidation of operations, required an expenditure of approximately $4.9 million in 1993, $5.0 million in 1992, and $5.0 million in 1991.

     As a holding company, Laurentian Capital's ability to meet debt service obligations and pay operating expenses depends upon receipt of sufficient funds, primarily through dividends, receipt of interest and principal payments on a surplus debenture, and management fees from its subsidiaries. The Company's subsidiaries are currently producing earnings and net cash flow sufficient to cover debt service and preferred stock payment requirements at the parent. However, under the insurance laws of the states in which the Company's insurance subsidiaries are domiciled, certain restrictions are imposed on dividends from the subsidiaries to the parent. The insurance laws and regulations generally limit the amount of dividends to the greater of net statutory gain from operations or 10% of statutory surplus, and dividends in excess of these amounts can be paid only with the prior approval of the insurance regulators. Based upon the 1993 statutory annual statements of the Company's insurance subsidiaries, approximately $7.0 million of dividends can be paid to the parent from its direct insurance subsidiaries without prior approval of insurance regulators.

     During 1992, the Company restructured its holding in Prairie. Following approval by the Division of Insurance for the State of South Dakota ("Division of Insurance"), Prairie was sold to a wholly-owned life insurance subsidiary of the Company, Prairie National Life Insurance Company, of Rapid City, South Dakota ("Prairie National"). As part of the consideration for Prairie National purchasing Prairie, Prairie National issued capital stock and a $35 million surplus debenture to the Company. Interest and repayment of principal on the debenture is subject to prior approval by the Division of Insurance. The surplus debenture is payable in scheduled installments through 2001. Payments of principal and interest require prior approval by the South Dakota insurance commissioner and cannot reduce Prairie National's surplus below a certain required level. As of December 31, 1993, Prairie National exceeded its required level of surplus by $11.6 million. Since April 4, 1992, the date of the restructuring, the Division of Insurance has approved $4.0 million in interest payments associated with the surplus debenture, of which $2.2 million was approved during 1993. Principal payments of $4.5 million were approved for payment by the Division of Insurance during 1993. The effects of these transactions are eliminated in consolidation.

MATURITY OF REVOLVING UNDERWRITING FACILITY ON APRIL 25, 1994

     On April 25, 1989 an agreement was signed which provided the Company with a five year Revolving Underwriting Facility ("RUF") for a total commitment of $55 million. Pursuant to the terms of the RUF, the Company pays interest at a variable rate, with a maximum rate equal to 0.30% above the London Interbank Offered Rate ("LIBOR"). The agreement contains certain covenants relating to the Company's activities and financial condition. With respect to the financial condition covenants, the Company must maintain a minimum net worth, as defined, and not permit a ratio of outstanding indebtedness, as defined, to net worth of greater than 1.0 to 1.0. On March 6, 1991, the Company entered into an interest rate swap agreement that has the effect of fixing the LIBOR component of the RUF at 7.94% until maturity of the RUF on April 25, 1994. The Company has been actively pursuing refinancing of its presently outstanding debt obligations. While there can be no assurances that the Company will be able to accomplish a refinancing of its presently outstanding debt, management believes that the Company has the ability to execute a plan which will accomplish the desired objectives before the RUF becomes due.

                              IMPACT OF INFLATION

     Inflation increases the need for insurance. Many policyholders who once had adequate insurance programs increase their life insurance coverage to provide the same relative financial benefit and protection. The effect of inflation on medical costs leads to accident and health policies with higher benefits. Thus, inflation has increased the need for life and health products.

     Inflation has significantly increased the cost of health care. The adequacy of premium rates in relation to the level of health claims is constantly monitored and, where appropriate, premium rates on such policies are increased as policy benefits increase. Failure to make such increases commensurate with health care cost increases may result in a loss from health insurance operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and supplementary data filed with this Report are as set forth in the "Laurentian Capital Corporation and Subsidiaries Index to Financial Statements" following Part IV hereof.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The Company has not had a disagreement with its accountants on any matters of accounting principles or practices or financial statement disclosure which is required to be reported in response to this Item.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information with respect to the directors and executive officers of the Company is incorporated by reference from the sections captioned "ELECTION OF DIRECTORS", "ABOUT THE BOARD OF DIRECTORS" and "EXECUTIVE OFFICERS" in the Company's definitive proxy statement relating to the Company's 1994 Annual Meeting of Stockholders. The proxy statement will be filed with the Securities and Exchange Commission by the Company within the time contemplated by General Instruction G(3) of this Form 10-K or the information required by this Item 10 will be filed within such time under cover of Form 8.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information with respect to the executive officers of the Company is incorporated by reference from the sections captioned "EXECUTIVE COMPENSATION" and "OTHER COMPENSATION" in the Company's definitive proxy statement relating to the Company's 1994 Annual Meeting of Stockholders. The proxy statement will be filed with the Securities and Exchange Commission by the Company within the time contemplated by General Instruction G(3) of this Form 10-K or the information required by this Item 11 will be filed within such time under cover of Form 8.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information with respect to ownership of the Company's stock by certain beneficial owners and by the Company's management is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement relating to the Company's 1994 Annual Meeting of Stockholders. The proxy statement will be filed with the Securities and Exchange Commission by the Company within the time contemplated by the General Instruction G(3) of this Form 10-K, or the information required by this Item 12 will be filed within such time under cover of Form 8.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information with respect to certain relationships and related transactions is incorporated by reference from the sections captioned "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive proxy statement relating to the Company's 1994 Annual Meeting of Stockholders. The proxy statement will be filed with the Securities and Exchange Commission by the Company within the time contemplated by General Instruction G(3) of this Form 10-K, or the information required by this Item 13 will be filed within such time under cover of Form 8.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a),  (d)  Financial Statements and Financial Statement Schedules:
          A listing of financial statements and financial statement schedules filed as a part of this report is set forth in the "Laurentian Capital Corporation and Subsidiaries Index to Financial Statements and Schedules" following Part IV hereof.

     (b)  Reports on Form 8-K:
        The Company filed a Form 8-K Current Report dated October 20, 1993, reporting the intent of Mouvement des caisses Desjardins to make an exchange bid to shareholders of The Laurentian Group Corporation, beneficial owner of approximately 82% of the outstanding stock of the Company.

     (c)  Listing of Exhibits:

     Exhibit 3.     The  Certificate  of   Incorporation  of   the  Company   is
                     incorporated  by reference  herein from  Exhibit II  to the
                     Current Report  of  the Company  filed  on Form  8-K  dated
                     December  27, 1990. The Bylaws  of the Company, as amended, are incorporated by reference herein from Exhibit C to  the
                     Current Report of the Company filed on Form 8-K dated March
                     12, 1993.
     Exhibit 4.     Form  of  Certificate  for  common  stock,  $.05  par value, incorporated by reference  herein from Exhibit  III to  the
                     Current  Report  of the  Company  filed on  Form  8-K dated
                     December 27, 1990.

     Exhibit 10.    Material contracts:
                    Executive Stock Option Plan of the Company, effective as  of
     10.1            July  25, 1986, amended as of  May 5, 1992, incorporated by reference herein from Exhibit A to the Company's definitive
                     Proxy Statement dated April 10, 1992.*
                    Management Services Agreement  for the 1993  fiscal year  by
     10.2            and   between   the  Company   and  The   Laurentian  Group
                     Corporation, adopted  by  the  Board of  Directors  of  the
                     Company  on  February 12,  1993, incorporated  by reference herein from Exhibit B to the Current Report of the  Company filed on Form 8-K dated February 12, 1993.
                    Agreement  for  the  1993  fiscal  year  between  Laurentian
     10.3            Technology (1990)  Inc. and  the  Company, adopted  by  the
                     Board  of Directors  of the  Company on  February 12, 1993,
                     incorporated by  reference herein  from  Exhibit A  to  the
                     Current  Report  of the  Company  filed on  Form  8-K dated
                     February 12, 1993.
                    Revolving Underwriting Facility  Agreement providing a  five
     10.4            year  $55,000,000  credit  facility dated  April  25, 1989, incorporated by reference herein from the Form 8-K  Current
                     Report of the Company dated April 25, 1989.
                    Deferred   Compensation  Agreement   and  Amendment  thereto
     10.5            between the  Company and  Robert T.  Rakich, President  and
                     Chief  Executive  Officer of  the Company,  incorporated by reference herein from  the Form 8-K  Current Report of  the
                     Company dated March 12, 1993.*
                    Interest Rate and Currency Exchange Agreement between Banque
     10.6            Indosuez  and the Company dated March 6, 1991, incorporated by reference herein from Exhibit A to the Current Report of the Company filed on Form 8-K dated March 6, 1991.
                    Retirement and Consulting Agreement between a subsidiary  of
     10.7            the  Company  and Arnold  M. Snortland,  a director  of the
                     Company, incorporated by reference herein from the Form 8-K
                     Current Report of the Company dated March 12, 1993.*
                    Change of Control Agreement  between the Company and  Robert
     10.8            T.  Rakich, President  and Chief  Executive Officer  of the
                     Company, incorporated by reference herein from the Form 8-K
                     Current Report of the Company dated December 13, 1993.*
                    Change of Control Agreement between the Company and Bernhard
     10.9            M. Koch, Senior  Vice President,  Chief Financial  Officer,
                     Treasurer  and  Secretary of  the Company,  incorporated by reference herein from  the Form 8-K  Current Report of  the
                     Company dated December 13, 1993.*

- ------------------------------
*    Compensatory plan, contract or arrangement.

     Exhibit 11.    Statement regarding computation of per share earnings. See
                     Exhibit Index.
     Exhibit 22.    Subsidiaries of the Registrant. See Exhibit Index.
     Exhibit 24.    Consent of Coopers & Lybrand. See Exhibit Index.

                                   SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LAURENTIAN CAPITAL CORPORATION

                                          By:        /s/ BERNHARD M. KOCH

                                          --------------------------------------
                                                       Bernhard M. Koch
                                                 SENIOR VICE PRESIDENT, CHIEF
                                              FINANCIAL OFFICER, TREASURER AND
                                                          SECRETARY

Date: March 25, 1994

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

           /s/ Claude Castonguay
- -------------------------------------------   Chairman of the Board and      March 25, 1994
             Claude Castonguay                 Director
            /s/ Robert T. Rakich
- -------------------------------------------   President, Chief Executive     March 25, 1994
              Robert T. Rakich                 Officer and Director
            /s/ Bernhard M. Koch              Senior Vice President, Chief
- -------------------------------------------    Financial Officer, Treasurer  March 25, 1994
              Bernhard M. Koch                 and Secretary
                                              Assistant Vice President and
            /s/ Thomas W. Alesi                Controller
- -------------------------------------------    (Principal Accounting         March 25, 1994
              Thomas W. Alesi                  Officer)
           /s/ Jared M. Billings
- -------------------------------------------   Director                       March 25, 1994
             Jared M. Billings
            /s/ Jack Kinder, Jr.
- -------------------------------------------   Director                       March 25, 1994
              Jack Kinder, Jr.
           /s/ Robert D. Larrabee
- -------------------------------------------   Director                       March 25, 1994
             Robert D. Larrabee
            /s/ Curtis L. Meeks
- -------------------------------------------   Director                       March 25, 1994
              Curtis L. Meeks
               /s/ Guy Rivard
- -------------------------------------------   Director                       March 25, 1994
                 Guy Rivard
          /s/ Arnold M. Snortland
- -------------------------------------------   Director                       March 25, 1994
            Arnold M. Snortland
            /s/ Anthony B. Walsh
- -------------------------------------------   Director                       March 25, 1994
              Anthony B. Walsh
             /s/ Alan J. Zakon
- -------------------------------------------   Director                       March 25, 1994
               Alan J. Zakon

                         LAURENTIAN CAPITAL CORPORATION
                                AND SUBSIDIARIES

                           FORM 10-K, PART II, ITEM 8

                          YEAR ENDED DECEMBER 31, 1993

                LAURENTIAN CAPITAL CORPORATION AND SUBSIDIARIES

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                                                             PAGE
                                                                                                             ----
Report of Independent Accountants..........................................................................  F-2
Consolidated Balance Sheets as of December 31, 1993 and 1992...............................................  F-3
Consolidated Statements of Operations for the Years Ended
 December 31, 1993, 1992 and 1991..........................................................................  F-4
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1993, 1992 and
 1991......................................................................................................  F-5
Consolidated Statements of Cash Flows for the Years Ended
 December 31, 1993, 1992 and 1991..........................................................................  F-6
Notes to Consolidated Financial Statements.................................................................  F-7

FINANCIAL STATEMENT SCHEDULES

III   Condensed Financial Information of Registrant.......................................................   S-1
 VI   Reinsurance.........................................................................................   S-5

    All other schedules are omitted as the required information is not applicable or the information is presented in the financial statements or related notes.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Laurentian Capital Corporation

    We have audited the consolidated financial statements and the financial statement schedules of Laurentian Capital Corporation and Subsidiaries listed in the index on page F-1 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Laurentian Capital Corporation and Subsidiaries as of December 31, 1993 and 1992 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

    As discussed in Notes 1 and 5 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993.

                                          COOPERS & LYBRAND
Philadelphia, Pennsylvania
February 11, 1994

                         LAURENTIAN CAPITAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1993       1992
                                                                                              ---------  ---------
                                                      ASSETS
Investments:
  Fixed maturities, at amortized cost (market, 1993 - $468,497; 1992 - $406,821)............  $ 458,668  $ 399,012
  Equity securities, at market (cost, 1993 - $28,481; 1992 - $19,636).......................     30,379     19,438
  Mortgage loans on real estate.............................................................     29,438     39,579
  Investment real estate, net of accumulated depreciation (1993 - $816; 1992 - $828)........      4,643      7,293
  Policy loans..............................................................................     51,677     54,190
  Short-term investments....................................................................     10,479     23,472
                                                                                              ---------  ---------
      Total investments.....................................................................    585,284    542,984
Cash........................................................................................      8,722     20,292
Accounts, notes and premiums receivable, net of allowance for uncollectible amounts
 (1993 - $935; 1992 - $1,656)...............................................................      5,011      4,606
Reinsurance receivables.....................................................................     38,982     38,855
Accrued investment income...................................................................      5,855      5,940
Deferred policy acquisition costs...........................................................     71,745     73,976
Costs in excess of net assets of business acquired, net of accumulated amortization
 (1993 - $5,219; 1992 - $4,929).............................................................      7,130      8,335
Property and equipment, net of accumulated depreciation (1993 - $10,542; 1992 - $8,158).....     11,972     12,782
Other assets................................................................................      1,780     12,130
Assets held in separate accounts............................................................    236,251    232,280
                                                                                              ---------  ---------
                                                                                              $ 972,732  $ 942,180
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                                                   LIABILITIES
Policy liabilities and accruals:
  Future policy benefits....................................................................  $ 411,951  $ 402,104
  Unearned premiums.........................................................................      1,804      1,861
  Other policy claims and benefits payable..................................................     12,629      9,321
                                                                                              ---------  ---------
                                                                                                426,384    413,286
Other policyholders' funds..................................................................    122,409    123,867
Debt........................................................................................     54,822     54,454
Other liabilities...........................................................................     15,257     15,347
Current income taxes........................................................................        145        170
Deferred income taxes.......................................................................     11,827      6,140
Liabilities related to separate accounts....................................................    236,251    232,280
                                                                                              ---------  ---------
      Total liabilities.....................................................................    867,095    845,544
                                                                                              ---------  ---------
Commitments and contingent liabilities
Redeemable preferred stock, Series A Convertible, $.01 par value, at redemption value
  Shares authorized: 5 million
  Shares issued: 57,767
  Outstanding: 1993 - 41,528; 1992 - 46,062.................................................      4,153      4,606
                                                                                              ---------  ---------
                                               STOCKHOLDERS' EQUITY
Common stock, $.05 par value
  Shares authorized: 20 million
  Shares issued: 8,111,496..................................................................        406        406
Capital in excess of par value..............................................................     59,071     59,010
Net unrealized gains (losses) on equity securities, net of tax: 1993 - $645; 1992 - $0......      1,253       (198)
Treasury stock, at cost (shares outstanding: 1993 - 562,739; 1992 - 566,831)................     (2,818)    (2,837)
Retained earnings...........................................................................     43,572     35,649
                                                                                              ---------  ---------
      Total stockholders' equity............................................................    101,484     92,030
                                                                                              ---------  ---------
                                                                                              $ 972,732  $ 942,180
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                See notes to consolidated financial statements.

                         LAURENTIAN CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                                1993         1992         1991
                                                                             -----------  -----------  -----------
Revenues:
  Premiums.................................................................  $    81,443  $    80,186  $    79,551
  Net investment income....................................................       46,820       46,927       45,307
  Realized investment gains................................................        2,773           53        3,696
  Other income.............................................................        3,218        3,232        2,467
                                                                             -----------  -----------  -----------
                                                                                 134,254      130,398      131,021
                                                                             -----------  -----------  -----------
Benefits and expenses:
  Benefits and settlement expenses.........................................       77,115       72,491       76,304
  Amortization of deferred policy acquisition costs........................       13,226       13,489       12,928
  Insurance and other expenses.............................................       32,535       34,241       33,566
                                                                             -----------  -----------  -----------
                                                                                 122,876      120,221      122,798
                                                                             -----------  -----------  -----------
Income before income taxes and cumulative effect
 of accounting change......................................................       11,378       10,177        8,223
Income tax expense:
  Current..................................................................          250          361          451
  Deferred.................................................................        3,334        3,102        2,326
                                                                             -----------  -----------  -----------
                                                                                   3,584        3,463        2,777
                                                                             -----------  -----------  -----------
Income before cumulative effect of accounting change.......................        7,794        6,714        5,446
Cumulative effect of accounting change:
  Adoption of SFAS 109.....................................................          400            0            0
                                                                             -----------  -----------  -----------
Net income.................................................................  $     8,194  $     6,714  $     5,446
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Net income available to common shareholders:
  Net income...............................................................  $     8,194  $     6,714  $     5,446
  Less: dividends on preferred stock.......................................          271          290          305
                                                                             -----------  -----------  -----------
                                                                             $     7,923  $     6,424  $     5,141
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Earnings per share:
  Income before cumulative effect of accounting change.....................  $      1.00  $      0.80  $      0.63
  Cumulative effect of accounting change:
    Adoption of SFAS 109...................................................          .05            0            0
                                                                             -----------  -----------  -----------
  Net income...............................................................  $      1.05  $      0.80  $      0.63
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Weighted average shares outstanding (in thousands).........................        7,549        7,984        8,111
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

                See notes to consolidated financial statements.

                         LAURENTIAN CAPITAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                                ---------------------------------
                                                                                   1993        1992       1991
                                                                                -----------  ---------  ---------
Common Stock
  Balance at beginning and end of year........................................  $       406  $     406  $     406
                                                                                -----------  ---------  ---------
Capital in Excess of Par Value
  Balance at beginning of year................................................       59,010     58,892     58,892
  Elimination of fractional shares resulting from
   reverse stock split........................................................            0          0         (8)
  Conversion of preferred stock to common stock...............................            0          0          8
  Redemption of preferred stock...............................................           61        118          0
                                                                                -----------  ---------  ---------
  Balance at end of year......................................................       59,071     59,010     58,892
                                                                                -----------  ---------  ---------
Net Unrealized Gains (Losses)
  Balance at beginning of year................................................         (198)      (653)    (1,789)
  Change during the year......................................................        1,451        455      1,136
                                                                                -----------  ---------  ---------
  Balance at end of year......................................................        1,253       (198)      (653)
                                                                                -----------  ---------  ---------
Treasury Stock
  Balance at beginning of year................................................       (2,837)         0          0
  Treasury shares purchased...................................................            0     (2,877)         0
  Shares issued from treasury.................................................           19         40          0
                                                                                -----------  ---------  ---------
  Balance at end of year......................................................       (2,818)    (2,837)         0
                                                                                -----------  ---------  ---------
Retained Earnings
  Balance at beginning of year................................................       35,649     29,273     24,132
  Net income..................................................................        8,194      6,714      5,446
  Dividends on preferred stock................................................         (271)      (338)      (305)
                                                                                -----------  ---------  ---------
  Balance at end of year......................................................       43,572     35,649     29,273
                                                                                -----------  ---------  ---------
Total Stockholders' Equity....................................................  $   101,484  $  92,030  $  87,918
                                                                                -----------  ---------  ---------
                                                                                -----------  ---------  ---------

                 See notes to consolidated financial statements

                         LAURENTIAN CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1993          1992          1991
                                                                          ------------  ------------  ------------
Cash flow from operations:
  Net income............................................................  $      8,194  $      6,714  $      5,446
  Adjustments to reconcile net income to net cash provided by operating activities:
    Cumulative effect of adoption of SFAS 109...........................          (400)            0             0
    Increase in policy liabilities and accruals, policyholders' funds
     and income taxes...................................................        15,832        10,557        23,598
    Decrease (increase) in accrued investment income and accounts and
     notes receivable...................................................           270          (188)        3,874
    Increase (decrease) in other liabilities............................         1,334        (4,252)       (1,084)
    Amortization of deferred policy acquisition costs...................        13,226        13,489        12,928
    Policy acquisition costs deferred...................................       (10,996)       (9,974)       (9,983)
    Depreciation expense................................................         1,535         1,324         1,051
    Amortization of goodwill............................................           290           268           339
    Realized investment (gains).........................................        (2,773)          (53)       (3,696)
    Other, net..........................................................        (3,172)       (1,633)       (2,339)
                                                                          ------------  ------------  ------------
      Net cash provided by operating activities.........................        23,340        16,252        30,134
                                                                          ------------  ------------  ------------
Cash flow from investing activities:
  Sale of investments...................................................        15,884        45,324        43,130
  Maturity or repayment of investments..................................       195,081       141,805        39,214
  Disposal of property and equipment....................................            37            36           169
  Purchase of investments...............................................      (257,214)     (184,399)     (102,356)
  Purchase of property and equipment....................................        (1,477)       (2,753)       (1,550)
  Short-term investments, net...........................................        12,993       (12,996)         (766)
  Other, net............................................................            65             2           341
                                                                          ------------  ------------  ------------
      Net cash used in investing activities.............................       (34,631)      (12,981)      (21,818)
                                                                          ------------  ------------  ------------
Cash flow from financing activities:
  Proceeds from borrowing...............................................           368           257           878
  Repayment of debt.....................................................             0           (52)           (6)
  Net (purchases) sales of treasury shares, at cost.....................            19        (2,837)            0
  Dividends paid on preferred stock.....................................          (271)         (303)         (297)
  Redemption of preferred stock.........................................          (395)         (351)            0
  Other, net............................................................             0             0            (9)
                                                                          ------------  ------------  ------------
      Net cash provided by (used in) financing activities...............          (279)       (3,286)          566
                                                                          ------------  ------------  ------------
Net increase (decrease) in cash.........................................       (11,570)          (15)        8,882
Cash at beginning of year...............................................        20,292        20,307        11,425
                                                                          ------------  ------------  ------------
Cash at end of year.....................................................  $      8,722  $     20,292  $     20,307
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

                See notes to consolidated financial statements.

                         LAURENTIAN CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION AND PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include, after intercompany eliminations, Laurentian Capital Corporation (individually or collectively with its subsidiaries, the Company), and its wholly-owned subsidiaries, principally Loyal American Life Insurance Company (Loyal), and Prairie States Life Insurance Company (Prairie). Prairie owns Rushmore National Life Insurance Company (Rushmore).

    The Imperial Life Assurance Company of Canada (Imperial) directly owned approximately 72% of the Company, and Imperial's parent, Laurentian Financial, Inc. directly owned approximately 10% of the Company as of December 31, 1993. Laurentian Financial, Inc. is a wholly-owned subsidiary of The Laurentian Group Corporation (Group). Effective January 1, 1994, Group became a subsidiary of Desjardins Laurentian Financial Corporation (Desjardins Laurentian). The ultimate owner of Desjardins Laurentian is La Confederation des caisses popularies et d'economie Desjardins du Quebec.

    BASIS OF PRESENTATION -- The accompanying financial statements have been prepared on the basis of generally accepted accounting principles (GAAP), which vary from accounting principles used by its subsidiaries to prepare financial statements filed with state insurance departments.

    INVESTMENTS -- Investments are reported as follows:

        - Fixed maturities (bonds, notes and redeemable preferred stocks) -- at cost, adjusted for amortization of premium or discount and other than temporary market value declines. The Company has the ability and intent to hold such investments to maturity and accordingly, reports these investments at amortized cost.

        - Equity securities (common and nonredeemable preferred stocks) -- at current market value, net of other than temporary impairments in market value.

        - Mortgage loans on real estate -- at unpaid balances, net of valuation allowances and adjusted for amortization of premium or discount.

        - Investment  real estate -- at cost, net of valuation allowances
          and  less   allowances  for   depreciation  computed   on   the
          straight-line method.

        - Policy loans -- at unpaid balances.

        - Short-term investments -- at cost, which approximates market.

    Realized gains and losses on sales of investments are recognized in net income. The cost of investments sold is determined on a specific identification basis. Temporary market value changes in equity securities are reflected as unrealized gains or losses directly in stockholders' equity net of related income taxes and, accordingly, have no effect on net income. The rate of amortization of discount or premiums on mortgage-backed securities is adjusted to reflect the current rate of prepayments on the related securities. The amortization adjustments are recorded as net investment income in the period that the rate of prepayment changed.

    DEFERRED POLICY ACQUISITION COSTS -- The costs of acquiring new business, which vary with and are directly related to the production of new business, have been deferred to the extent that such costs are deemed recoverable. Such costs include commissions, certain costs of policy issuance and underwriting, and certain variable agency expenses.

                         LAURENTIAN CAPITAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
   (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Costs deferred related to traditional life and health insurance are amortized over the premium paying period of the related policies, in proportion to the ratio of annual premium revenues to total anticipated premium revenues. Such anticipated premium revenues were estimated using the same assumptions used for computing liabilities for future policy benefits.

    Costs deferred related to universal life insurance and deferred annuity products are being amortized over the lives of the policies, in relation to the present value of estimated gross profits.

    Included in deferred policy acquisition costs are amounts representing the present value of future profits on business in force of acquired insurance subsidiaries, which represents the portion of the cost to acquire such subsidiaries that is allocated to the value of the right to receive future cash flows from insurance contracts existing at the dates of acquisition. These amounts are amortized with interest over the estimated remaining life of the acquired policies.

    COSTS IN EXCESS OF NET ASSETS OF BUSINESS ACQUIRED -- The costs in excess of
net   assets  of  business  acquired  are   being  amortized  to  expense  on  a
straight-line basis over periods ranging from twenty-five to forty years.

    PROPERTY AND EQUIPMENT -- Property and equipment is reported at cost. Depreciation is charged to operations over the estimated useful lives of the assets using the straight-line method.

    CASH -- For purposes of reporting cash flows, cash includes all cash and short-term deposits available on demand, including certificates of deposit with an initial term to maturity of less than three months.

    POLICY LIABILITIES -- Liabilities for future policy benefits of traditional ordinary life policies are computed using a net level premium method including assumptions as to investment yields, mortality, withdrawals, and other assumptions commensurate with the Company's past experience, modified as necessary to reflect anticipated trends, including possible unfavorable deviations. The liability for future policy benefits for universal life policies is equal to the accumulated fund balance including interest credits at rates declared by the Company. Interest rate assumptions range from 4.25% to 10%. Assumed mortality and withdrawals are based on various industry published tables modified as appropriate for the Company's actual experience. Morbidity and withdrawals are based on actual and projected experience.

    Life insurance in force, net of reinsurance, as of December 31, 1993 and 1992 was $2.6 billion and $2.9 billion, respectively.

    Liabilities for other policy claims and benefits payable include provisions for reported claims and an estimate based on ratios developed through prior experience for claims incurred but not reported.

    ASSETS HELD IN AND LIABILITIES RELATED TO SEPARATE ACCOUNTS -- Investment annuity deposits and related liabilities represent deposits maintained by several banks under a previously offered tax deferred annuity program. The Company receives an annual fee from each bank for sponsoring the program and depositors may elect to purchase an annuity from the Company at which time funds are transferred to the Company.

                         LAURENTIAN CAPITAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
   (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    PREMIUM REVENUE AND RELATED EXPENSES -- For traditional life and accident and health products, premiums are recognized as revenue when legally collectible from policyholders. Policy reserves have been established in a manner which allocates policy benefits and expenses on a basis consistent with the recognition of related premiums and generally results in the recognition of profits over the premium-paying period of the policies.

    For interest-sensitive life and universal life products, premiums are recorded in a policyholder account which is classified as a liability. Revenue is recognized as amounts are assessed against the policyholder account for mortality coverage and contract expenses. Surrender benefits reduce the account value. Death benefits are expensed when incurred, net of the account value.

    For investment type contracts, principally deferred annuity contracts, premiums are treated as policyholder deposits and are recorded as liabilities. Benefits paid reduce the policyholder liability. Revenues for investment products consist of investment income, with profits recognized as investment income earned in excess of the amount credited to the contracts. Reserves for these contracts represent the premiums received, plus accumulated interest. Contract benefits that are charged to expense include benefit claims incurred in excess of related contract values, and interest credited to contract values.

    INCOME TAXES -- In 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Prior years' financial statements have not been restated to reflect the provisions of SFAS
109. The adoption of SFAS 109 resulted in a cumulative benefit of $400,000 or $0.05 per common share.

    REINSURANCE -- In 1993, the Company adopted Statement of Financial Accounting Standards No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" (SFAS 113). In accordance with SFAS 113, insurance liabilities are reported before the effects of reinsurance. Reinsurance receivables, including amounts related to insurance liabilities, are reported as assets. Estimated reinsurance receivables are recognized in a manner consistent with the liabilities related to the underlying reinsured contracts. Except for financial statement presentation, SFAS 113 had no impact on the Company's results.

    RECENTLY ISSUED ACCOUNTING STANDARDS -- In May 1993, the Financial Accounting Standards Board (FASB), issued Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). This statement addresses the accounting and reporting on the ownership of investment securities. The statement specifically applies to the accounting for fixed income securities, which have historically been reported at amortized cost. SFAS 115 allows for the continued use of amortized cost reporting only for those securities that the Company has the positive intent and ability to hold to maturity. Any held securities not qualifying for amortized cost treatment must be reported at fair value. SFAS 115 is required to be adopted on January 1, 1994 and the effects of this statement on the Company have not been quantified.

    RECLASSIFICATIONS -- Certain reclassifications have been made in the previously reported financial statements to make the prior year amounts comparable to those of the current year.

                         LAURENTIAN CAPITAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
   (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2.  INVESTMENTS
    Major categories of net investment income for the years ended December 31 are summarized as follows:

                                                                         1993       1992       1991
                                                                       ---------  ---------  ---------
Fixed maturities.....................................................  $  39,243  $  37,718  $  33,740
Equity securities....................................................        485        656        933
Mortgage loans on real estate........................................      3,331      4,721      5,249
Policy loans.........................................................      3,082      3,301      3,197
Short-term investments...............................................      1,053      1,094      1,571
Investment real estate...............................................      1,820      2,215      2,338
Other investments....................................................        583        823      1,804
                                                                       ---------  ---------  ---------
                                                                          49,597     50,528     48,832
Less investment expenses.............................................      2,777      3,601      3,525
                                                                       ---------  ---------  ---------
Net investment income................................................  $  46,820  $  46,927  $  45,307
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

    Realized investment gains (losses) for the years ended December 31 are summarized as follows:

                                                                         1993       1992       1991
                                                                       ---------  ---------  ---------
Fixed maturities.....................................................  $   3,306  $   2,799  $   1,954
Equity securities....................................................        310        658        807
Mortgage loans on real estate........................................       (205)      (311)       (26)
Investment real estate...............................................       (671)    (3,093)     1,131
Other investments....................................................         33          0       (170)
                                                                       ---------  ---------  ---------
Total realized investment gains......................................  $   2,773  $      53  $   3,696
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

    Included in realized investment gains for the years ended December 31 are adjustments for other than temporary impairments to the carrying value of investments, as follows:

                                                                         1993       1992       1991
                                                                       ---------  ---------  ---------
Fixed maturities.....................................................  $     (17) $    (199) $    (319)
Equity securities....................................................       (100)      (167)      (356)
Mortgage loans on real estate........................................       (235)      (350)      (150)
Investment real estate...............................................          0     (3,937)       (57)
                                                                       ---------  ---------  ---------
Total impairments....................................................  $    (352) $  (4,653) $    (882)
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

    The increase (decrease) in unrealized gains (losses) on fixed maturities and equity securities for the years ended December 31 is summarized as follows:

                                                                         1993       1992       1991
                                                                       ---------  ---------  ---------
Fixed maturities (not tax effected)..................................  $   2,020  $  (6,792) $  18,018
Equity securities (net of applicable deferred taxes).................  $   1,451  $     455  $   1,136

    Gross unrealized gains pertaining to equity securities were $2.4 million and $0.6 million and gross unrealized losses were $0.5 million and $0.8 million, before tax effect, at December 31, 1993 and 1992, respectively.

                         LAURENTIAN CAPITAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
   (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2.  INVESTMENTS (CONTINUED)
    Certain investments, principally fixed maturities and mortgage loans on which the accrual of interest has been discontinued, amounted to $1.3 million and $2.2 million at December 31, 1993 and 1992, respectively.

    Certain investments totalling $324.9 million and $313.1 million, principally fixed maturities and mortgages, were on deposit with insurance departments of various states for the protection of policyholders at December 31, 1993 and 1992, respectively.

    Of the fixed maturity investments, $8.8 million at amortized cost, less other than temporary impairments, were rated as below investment grade as of December 31, 1993. These investments have an associated market value of $9.1 million. As of December 31, 1992, $12.7 million at amortized cost, with an associated market value of $12.7 million were rated as below investment grade. Most of these securities have been evaluated by the National Association of Insurance Commissioners and found to be suitable for reporting at amortized cost. The Company does not expect these investment holdings to result in a material adverse effect on either the financial condition or results of operations. The Company's investment strategy is to hold fixed income instruments to maturity and to recognize other than temporary impairments on those investments where reduction in amounts to be received at maturity is likely.

    The amortized cost and estimated market values of investments in debt securities are as follows as of December 31, 1993:

                                                                       GROSS        GROSS      ESTIMATED
                                                        AMORTIZED   UNREALIZED   UNREALIZED     MARKET
                                                          COST         GAINS       LOSSES        VALUE
                                                       -----------  -----------  -----------  -----------
U.S. Treasury securities and obligations of U.S.
 government or other U.S. government corporations or
 agencies............................................  $   135,816   $   2,975    $   1,038   $   137,753
Obligations of states and political subdivisions.....        4,138          57           32         4,163
Debt securities issued by foreign governments........        1,027          42            0         1,069
Corporate securities.................................       56,690       4,618          201        61,107
Private mortgage-backed securities...................      260,997       4,916        1,508       264,405
                                                       -----------  -----------  -----------  -----------
Total................................................  $   458,668   $  12,608    $   2,779   $   468,497
                                                       -----------  -----------  -----------  -----------
                                                       -----------  -----------  -----------  -----------

    Included in U.S. government obligations are $128.5 million of mortgage-backed securities, of which $91.0 million carry a U.S. government or quasi-government guarantee. Included in obligations of states and political subdivisions are $3.3 million of mortgage-backed securities which carry guarantees of various states.

                         LAURENTIAN CAPITAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
   (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2.  INVESTMENTS (CONTINUED)
    The amortized cost and estimated market value of debt securities as of December 31, 1993, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                              ESTIMATED
                                                                                 AMORTIZED     MARKET
                                                                                   COST         VALUE
                                                                                -----------  -----------
Due in one year or less.......................................................  $     5,248  $     5,348
Due after one year through five years.........................................       32,288       34,589
Due after five years through ten years........................................       18,347       19,758
Due after ten years...........................................................        9,938       10,864
                                                                                -----------  -----------
                                                                                     65,821       70,559
Mortgage-backed securities....................................................      392,847      397,938
                                                                                -----------  -----------
                                                                                $   458,668  $   468,497
                                                                                -----------  -----------
                                                                                -----------  -----------

    The amortized cost and estimated market values of investments in debt securities are as follows as of December 31, 1992:

                                                                       GROSS        GROSS      ESTIMATED
                                                        AMORTIZED   UNREALIZED   UNREALIZED     MARKET
                                                          COST         GAINS       LOSSES        VALUE
                                                       -----------  -----------  -----------  -----------
U.S. Treasury securities and obligations of U.S.
 government or other U.S. government corporations or
 agencies............................................  $   133,350   $   1,571    $     604   $   134,317
Obligations of states and political subdivisions.....        1,956         116            0         2,072
Debt securities issued by foreign governments........        3,289         157            0         3,446
Corporate securities.................................       92,660       6,660          904        98,416
Private mortgage-backed securities...................      167,757       1,663          850       168,570
                                                       -----------  -----------  -----------  -----------
Total................................................  $   399,012   $  10,167    $   2,358   $   406,821
                                                       -----------  -----------  -----------  -----------
                                                       -----------  -----------  -----------  -----------

    Included in U.S. government obligations as of December 31, 1992 are $126.3 million of mortgage-backed securities, of which $107.8 million carry a U.S. government or quasi-government guarantee.

    Proceeds from sales, maturities and repayments of investments in fixed maturities for 1993, 1992 and 1991 totalled $128.5 million, $166.2 million, and $65.4 million, respectively. Related gross investment gains and losses for the period were as follows:

                                                   1993       1992       1991
                                                 ---------  ---------  ---------
Gross gains....................................  $   3,710  $   4,286  $   2,804
Gross losses...................................       (387)    (1,288)      (531)

                         LAURENTIAN CAPITAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
   (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3.  OTHER FINANCIAL INSTRUMENTS
    The following estimated fair value disclosures are limited to the reasonable estimates of the fair value of the Company's financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot necessarily be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The disclosures exclude certain financial and all nonfinancial instruments. Therefore, presentation of the estimated fair value of assets based on the above methodology without a corresponding revaluation of liabilities associated with insurance contracts can be misinterpreted.

    POLICY LOANS

    Policy loans are issued with interest rates that range from 3 1/2% to 8%, depending on the terms of the insurance policy. Future cash flows of policy loans are uncertain and difficult to predict. As a result, management deems it impractical to calculate the fair value of policy loans.

    MORTGAGE LOANS AND REAL ESTATE

    Mortgage loans are valued at unpaid balances, net of valuation allowances and adjusted for amortization of discount or premium. The Company has not been active in mortgage lending for some time, and the carrying value of the loan portfolio has decreased from $73.0 million as of December 31, 1986 to the current balance of $29.4 million. Approximately 75% of the portfolio consists of commercial loans. After comparing the yield and maturity make-up of the portfolio with current offerings of mortgage-backed securities (both residential and commercial), the Company believes that the fair value of its mortgage loans approximates its current carrying value. Real estate is valued at cost less accumulated depreciation. Appraisals are obtained on a periodic basis and adjustments are made when necessary to ensure carrying values are not in excess of the underlying market values of the property.

4.  DEBT
    Debt as of December 31 is summarized as follows:

                                                            1993       1992
                                                          ---------  ---------
Amounts due under Revolving Underwriting Facility.......  $  54,822  $  54,454
                                                          ---------  ---------
                                                          ---------  ---------

    Repayment of the outstanding indebtedness under the Revolving Underwriting Facility (RUF) is due on April 25, 1994. The Company has been actively pursuing refinancing of its presently outstanding debt obligations. While there can be no assurances that the Company will be able to accomplish a refinancing of its presently outstanding debt, management believes that the Company has the ability to execute a plan which will accomplish the desired objectives before the RUF becomes due.

    The Company restructured its finances through the implementation of a five year RUF for maximum unsecured borrowings of $55 million on April 25, 1989. Pursuant to the terms of the RUF, the Company pays interest at a variable rate, with a maximum rate equal to 0.30% above the London Interbank Offered Rate (LIBOR). On March 6, 1991, the Company entered into an interest rate swap agreement which fixes the LIBOR component of the RUF at 7.94% beginning April 29, 1991 and continuing through April 25, 1994. There are covenants relating to the Company's activities and

                         LAURENTIAN CAPITAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
   (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4.  DEBT (CONTINUED)
financial condition. With respect to the financial condition covenants, the Company must maintain a minimum net worth, as defined, and not permit a ratio of outstanding indebtedness, as defined, to net worth to be greater than 1.0 to 1.0.

    Interest expense included in the consolidated statements of operations was $4.9 million, $5.0 million, and $5.0 million for 1993, 1992 and 1991, respectively.

    Cash paid for interest was $4.9 million, $5.3 million, and $5.2 million for 1993, 1992 and 1991, respectively.

5.  FEDERAL INCOME TAXES
    Deferred tax assets and liabilities computed at the statutory rate related to temporary differences as of December 31, 1993 are as follows:

Deferred Tax Assets:
  Fixed maturities.......................................................  $     340
  Net operating loss and credit carryforwards............................     12,363
  Value of business in force.............................................      2,966
  Policyholder liabilities...............................................      1,056
  Other assets and liabilities...........................................      3,423
                                                                           ---------
Total deferred tax assets................................................     20,148
  Valuation allowance....................................................     (8,735)
                                                                           ---------
Deferred tax assets -- net of valuation allowance........................     11,413
                                                                           ---------
Deferred Tax Liabilities:
  Deferred policy acquisition costs......................................    (19,833)
  Equity securities......................................................     (1,008)
  Mortgage loans and real estate.........................................     (1,850)
  Property, plant and equipment..........................................       (549)
                                                                           ---------
Deferred tax liabilities.................................................    (23,240)
                                                                           ---------
Total deferred taxes -- net..............................................  $ (11,827)
                                                                           ---------
                                                                           ---------

    A valuation allowance of $8.7 million has been established as of December 31, 1993 for certain capital and operating loss carryforwards due to the uncertainty of their eventual realization. The valuation allowance was reduced by $588,000 during 1993 for the realization of benefits associated with the sale of certain real estate assets. During 1994 and in later years the valuation allowance against deferred tax assets will be continually evaluated and adjustments will be reflected in the Statement of Operations as an increase or decrease in income tax expense.

    For 1992 and 1991, under previously enacted GAAP, the total provision for federal income tax differed from amounts currently payable due to providing deferred taxes on certain items reported for financial statement purposes in periods which differed from those in which they were reported for tax purposes.

                         LAURENTIAN CAPITAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
   (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5.  FEDERAL INCOME TAXES (CONTINUED)
    Details of the deferred tax provision for the years ended December 31 are as follows:

                                                                                       1992       1991
                                                                                     ---------  ---------
Deferred policy acquisition costs..................................................  $  (1,301) $     223
Benefit and other policy liability changes.........................................      4,403      2,103
                                                                                     ---------  ---------
                                                                                     $   3,102  $   2,326
                                                                                     ---------  ---------
                                                                                     ---------  ---------

    The Company's effective income tax rate varied from the statutory federal income tax rate for the years ended December 31 as follows:

                                                                             1993       1992       1991
                                                                           ---------  ---------  ---------
Statutory federal income tax rate applied to pre-tax income..............  $   3,869  $   3,460  $   2,796
Dividends received and tax-exempt interest deduction.....................        (36)       (44)      (125)
Reduction in valuation allowance.........................................       (588)         0          0
Operating losses for which no benefit has been recognized................          0        739        812
Permanent differences related to sales of subsidiaries...................        194          0          0
Net effects of purchase accounting adjustments...........................          0       (888)      (728)
Other items, net.........................................................        145        196         22
                                                                           ---------  ---------  ---------
Income tax expense on income.............................................  $   3,584  $   3,463  $   2,777
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------

    Under previous life insurance company tax laws, a portion of the Company's gain from operations which was not subject to current income taxation was accumulated for tax purposes in memoranda accounts designated as the Policyholders' Surplus Accounts. The aggregate accumulation in these accounts at December 31, 1993 was approximately $9.6 million. The unrecognized deferred tax liability related to this temporary difference is $3.3 million. Should the accumulation in the Policyholders' Surplus Accounts exceed certain stated maximums, or if certain other events occur, all or a portion of the Policyholders' Surplus Accounts may be subject to federal income taxes at rates then in effect. Deferred taxes have not been established for such amounts since the Company does not anticipate paying taxes on the Policyholders' Surplus Accounts.

    For federal income tax return purposes, the Company has total estimated unused tax loss carryforwards as of December 31, 1993 as follows:

GENERATED                                          AMOUNT          EXPIRATION
- ------------------------------------------------  ---------  ----------------------
Pre-1984........................................  $     164    1994 through 1998
1984............................................         41           1999
1985............................................          0           2000
1986............................................      5,694           2001
1987............................................     10,768           2002
1988............................................      4,855           2003
1989............................................     10,801           2004
1990............................................      3,751           2005
1991............................................      3,816           2006
1992............................................      2,347           2007
1993............................................        310           2008
                                                  ---------
                                                  $  42,547
                                                  ---------
                                                  ---------

                         LAURENTIAN CAPITAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
   (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5.  FEDERAL INCOME TAXES (CONTINUED)
    For federal income tax purposes, the Company has total estimated investment tax credit carryforwards of $0.2 million which expire in years 1997 through 1999. The Company has a total estimated alternative minimum tax (AMT)
carryforwards of $1.0 million which can be utilized in future tax years to reduce current taxes payable. Utilization of this AMT credit is limited to the excess, if any, of the Company's regular tax liability over its AMT liability. However, this credit can be carried forward indefinitely into future tax years. Included in the tax loss and credit carryforwards are certain amounts that may only be utilized by the company that generated the loss.

    The Company recognized tax benefits of $2.7 million and $2.2 million, in 1992 and 1991, respectively, associated with certain tax loss carryforwards related to previous acquisitions. For 1992 and 1991, under the then enacted GAAP pronouncements, these benefits were recorded as an adjustment to the purchase price allocation and were reflected as decreases in Deferred Income Taxes, Costs In Excess of Net Assets Acquired, and Deferred Policy Acquisition Costs in the consolidated balance sheets. For 1993, under SFAS 109, deferred tax assets have been established for the benefits arising from net loss and credit carryforwards of the Company and its subsidiaries. Future utilization of the net loss and credit carryforwards of the life insurance companies will not affect the Company's effective tax rate in those years because the full tax benefit for these items is reflected in the current year's financial statements. A portion of the benefit realized from the future utilization of the net losses of the non-life companies will affect the Company's effective tax rates in those years because a valuation allowance has been established against some of these deferred tax assets.

    Cash paid for federal income taxes, principally alternative minimum taxes, was $0.3 million, $0.4 million, and $0.3 million for 1993, 1992 and 1991, respectively.

6.  REDEEMABLE PREFERRED STOCK
    The Company has authorized 5 million shares of preferred stock of which approximately 58,000 shares were issued on July 7, 1987. Each share of Series A Redeemable Preferred Stock is entitled to receive cumulative annual dividends of $6 per share. Each share of the Series A Redeemable Preferred Stock is convertible into 3.75 shares of the Company's common stock until July 7, 1994, and 2.75 shares from July 8, 1994 until July 7, 1997, subject to adjustment in certain events. The stock has a liquidation preference of $100 per share plus accrued dividends and is subject to mandatory redemption provisions which provide that no more than 80% of the original issue will be outstanding at the end of the sixth year after the issuance, with further reductions of 20% of the original issue being required in each of the following four years. During 1993 and 1992, the Company completed tender offers wherein 4,534 and 4,697 shares, respectively, of the redeemable preferred stock were purchased for $87 and $75 per share, respectively, and subsequently retired. The mandatory redemption provision for 1994 has not been satisfied as a result of the 1993 tender offer. In order to satisfy the 1994 mandatory redemption provision, the Company must redeem 6,868 additional shares.

    The remaining 4.9 million unissued shares of preferred stock may be divided into series with rights and preferences established at the discretion of the Board of Directors.

7.  STOCKHOLDERS' EQUITY AND RESTRICTIONS
    Dividend payments to the Company from its insurance subsidiaries are restricted by state insurance law as to the amount that may be paid without prior notice or approval by insurance regulatory authorities. The maximum dividend distribution which can be made by the Company's insurance subsidiaries during 1994 without prior notice or approval is $7.0 million. Dividend payments of $4.3 million, $2.1 million, and $4.0 million were made to the Company by its insurance subsidiaries during the years ended December 31, 1993, 1992 and 1991, respectively.

                         LAURENTIAN CAPITAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
   (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7.  STOCKHOLDERS' EQUITY AND RESTRICTIONS (CONTINUED)
    In connection with the 1989 acquisition of Rushmore, the policyholders of Rushmore are entitled to 90% of the statutory accounting earnings arising from the existing participating business during the ten years after the acquisition. In addition, the statutory surplus which was in existence at the date of acquisition has been distributed to the policyholders.

    Approximately 17% of the Company's insurance in force is related to participating insurance policies. A portion of the Company's earnings is allocated to these policies based on excess interest earnings, mortality savings and premium loading experience. Premium income and dividends allocated to participating policies during the past three years were as follows:

                                                               1993       1992       1991
                                                             ---------  ---------  ---------
Premium income.............................................  $  12,924  $  15,131  $  16,877
Dividends allocated........................................      2,540      3,894      3,695

8.  STOCK OPTION AND OTHER INCENTIVE PLANS
STOCK OPTION PLAN

    Under the terms of the Company's Amended and Restated Executive Stock Option Plan (Plan), options to purchase up to the greater of 800,000 shares or 10.3% of the Company's outstanding common stock may be granted to officers and key employees. Options are granted at not less than market value on the date of grant and are exercisable during the term fixed by the Company, but not earlier than six months, nor later than ten years after the date of the grant.

    Transactions for 1993, 1992, and 1991 are as follows:

                                                                   1993       1992       1991
                                                                 ---------  ---------  ---------
                                                                  (AMOUNTS IN THOUSANDS EXCEPT
                                                                         DOLLAR AMOUNTS)
Options outstanding, January 1.................................        351        266        279
Granted........................................................        190        139         98
Exercised......................................................         37          8          0
Cancelled......................................................         49         46        111
                                                                 ---------  ---------  ---------
Options outstanding, December 31...............................        455        351        266
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------
Option price range at December 31..............................     $2.125     $2.125     $2.125
                                                                        to         to         to
                                                                    $6.875     $ 5.25     $ 5.25
Options exercisable at December 31                                     236        129        118
Options available for grant at December 31                             345        449        302

    The Plan allows the Company to grant up to 800,000 Rights to officers and key employees. Rights entitle the grantee to receive the appreciation in value of the shares (the difference between market price of a common share at the time of exercise of the Rights and the base price) in cash. The Rights are exercisable during the term fixed by the Company, but in no case sooner than six months or later than ten years after the date of grant.

    No Rights were exercised or cancelled during 1993. There are currently 349,044 rights granted at exercise prices ranging from $2.125 to $5.50 per share. Compensation expense recorded in 1993, 1992 and 1991 with respect to these Rights was approximately $720,000, $966,000, and $262,000, respectively.

                         LAURENTIAN CAPITAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
   (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

8.  STOCK OPTION AND OTHER INCENTIVE PLANS (CONTINUED)
DEFERRED AND INCENTIVE COMPENSATION PLANS

    The Company has various incentive and deferred compensation plans administered by the Human Resources Committee of the Board of Directors. In 1993, 1992 and 1991, the Company recognized associated expenses of approximately $698,000, $532,000, and $382,000, respectively.

9.  RELATED PARTY MATTERS
    The Company paid or accrued approximately $209,000, $214,000, and $431,000, to Group and its affiliates for various services in 1993, 1992, and 1991, respectively.

    During the fourth quarter of 1991, the Company obtained regulatory approval for the acquisition of a block of insurance policies from Imperial. The effect of this acquisition increased total revenues by $1.2 million.

10. EMPLOYEE BENEFIT PLANS
    The Company maintains a 401(k) profit sharing savings plan for employees who meet certain eligibility requirements. This plan provides for a Company matching contribution of 25-50% of eligible employee contributions up to 6% of salary. Supplemental Company contributions are provided based on consolidated earnings. The Company contributed approximately $148,000, $98,000 and $58,000 to the 401(k) profit sharing savings plan during 1993, 1992 and 1991, respectively, for employee matching. Effective January 1, 1993, the Company instituted a profit sharing element which provides for contributions by the Company ranging from 2-6% of the annual salary of eligible employees. An additional $425,000 was accrued in 1993 for the plan's profit sharing element.

    In January 1993, the Company filed a standard termination notice with the Pension Benefit Guaranty Corporation (PBGC) for the purpose of terminating the Company's former defined benefit pension plan. The Company ceased to accrue benefits for service cost as of December 31, 1992, and all participants in the plan became fully vested at that date. On March 22, 1993 a favorable determination was issued by the Internal Revenue Service on the plan termination. The Company then distributed plan assets to vested participants in accordance with PBGC established formulas. The Company made funding contributions of $1.1 million to satisfy all plan obligations. Distribution was in the form of either a rollover to the Company 401(k) profit sharing savings plan, a purchase of a non-participating annuity contract, or a lump sum cash payment.

    Net pension cost associated with the former defined benefit pension plan for 1992 and 1991 included the following components:

                                                                 1992      1991
                                                                ------    ------
Service cost-benefits earned during the year................    $  387    $  401
Interest cost on projected benefit obligation...............       465       437
Actual return on plan assets................................      (350)     (672)
Net amortization and deferral...............................       (86)      349
                                                                ------    ------
Net pension cost............................................    $  416    $  515
                                                                ------    ------
                                                                ------    ------

    The pension cost for 1992 includes a charge of $182,000 relating to a partial settlement of the plan's liabilities resulting from the purchase of certain annuities, and a credit of $262,000 relating to the cessation of service cost accruals as of December 31, 1992 as a result of the Company's decision to terminate the plan.

                         LAURENTIAN CAPITAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
   (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10. EMPLOYEE BENEFIT PLANS (CONTINUED)
    Assumptions used in determining pension cost for the former defined benefit plan in 1992 and 1991 were as follows:

                                                                1992     1991
                                                                ----     ----
Weighted average discount rate..............................      8%       8%
Rates of increase in compensation level.....................      6%       6%
Expected long-term rate of return on assets.................      8%       8%

    The funded status of the pension plan as of December 31, 1992 was as follows:

Actuarial present value of benefit obligations:
  Accumulated benefit obligation...........................................  $   3,699
                                                                             ---------
                                                                             ---------
Projected benefit obligation for service rendered to date..................  $   3,699
Plan assets at fair value..................................................      2,671
                                                                             ---------
Projected benefit obligation in excess of plan assets......................      1,028
Unrecognized net (gain) and unrecognized prior service cost................          0
Unrecognized net transition obligation.....................................          0
                                                                             ---------
Accrued pension costs......................................................  $   1,028
                                                                             ---------
                                                                             ---------

11. REINSURANCE
    The Company is contingently liable with respect to reinsurance ceded in that the liability for such reinsurance would become that of the Company upon the failure of any reinsurer to meet its obligations under a particular reinsurance agreement. The maximum liability which the Company retains on any one life is $125,000 under ordinary and group policies.

    The Company had reinsured approximately $0.8 billion of life insurance in force as of December 31, 1993 and 1992. Total premium income ceded during the years ended December 31, 1993, 1992, and 1991 was $6.8 million, $6.4 million, and $12.9 million, respectively. Reinsurance recoveries for the years ended December 31, 1993, 1992 and 1991 were $6.8 million, $5.7 million and $10.7 million, respectively.

    Included in reinsurance receivables are $1.7 million and $2.6 million representing amounts recoverable for claims ceded to reinsurers as of December 31, 1993 and 1992, respectively. Included in other liabilities are $0.4 million and $1.0 million representing amounts payable for premiums ceded to reinsurers as of December 31, 1993 and 1992, respectively.

    As of December 31, 1993, reinsurance receivables with carrying values of $25.1 million were associated with two reinsurers.

12. COMMITMENTS AND CONTINGENCIES
LEASES

    Other liabilities include a capitalized lease obligation associated with the financing and leasing of Prairie's home office. In addition, the Company leases office space, data processing equipment and certain other equipment under operating leases expiring on various dates during 1994.

                         LAURENTIAN CAPITAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
   (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

12. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Aggregate maturities of the capitalized lease obligation and future minimum aggregate rental payments required under non-cancelable operating leases as of December 31, 1993, are as follows:

                                                                     CAPITALIZED     OPERATING
                                                                        LEASE          LEASE
YEAR ENDING DECEMBER 31,                                             OBLIGATION     OBLIGATIONS
- ------------------------------------------------------------------  -------------  -------------
1994..............................................................    $     314      $     566
1995..............................................................          314              0
1996..............................................................          201              0
1997..............................................................            0              0
1998..............................................................            0              0
                                                                          -----          -----
                                                                            829      $     566
                                                                                         -----
                                                                                         -----
Less amount representing interest.................................           88
                                                                          -----
                                                                      $     741
                                                                          -----
                                                                          -----

    Rental expense for operating leases was approximately $0.7 million in 1993, $1.7 million in 1992, and $1.6 million in 1991.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

    The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to reduce its own exposure to fluctuations in interest rates. As of December 31, 1993, the Company was a party to a five year Revolving Underwriting Facility (RUF) for maximum unsecured borrowings of $55 million maturing in April of 1994. Pursuant to the RUF, the Company pays interest at a variable rate, with a maximum rate equal to 0.30% above the London Interbank Offered Rate (LIBOR). On March 6, 1991, the Company entered into an Interest Rate Swap Agreement (SWAP AGREEMENT) to reduce the impact of changes in interest rates on its floating debt. The SWAP AGREEMENT is with a commercial bank for a notional amount of $55 million. This agreement has effectively changed the Company's interest rate exposure on the RUF from a floating LIBOR rate to a fixed LIBOR rate of 7.94%. The SWAP AGREEMENT matures at the time of the RUF maturity. The Company is exposed to interest rate risk in the event of nonperformance by the commercial bank.

INVESTMENT PORTFOLIO CREDIT RISK

    BONDS:

    The Company's bond investment portfolio is predominately comprised of investment grade securities. At December 31, 1993, approximately $8.8 million in debt securities (1.9% of debt securities) are considered "below investment grade". Securities are classified as "below investment grade" by utilizing rating criteria employed by independent bond rating agencies.

    The Company has approximately 87% of its $459 million fixed maturity portfolio invested in assets of either U.S. government agency pass-through mortgages (GNMA, FNMA, or FHLMC) or "private-label" mortgage-backed securities as of December 31, 1993.

    MORTGAGE LOANS:

    Mortgage loans are primarily related to underlying real property investments
in   office  and  apartment  buildings   and  retail/commercial  and  industrial
facilities.

                         LAURENTIAN CAPITAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
   (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

12. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    As of December 31, 1993, delinquent mortgage loans (i.e., loans where payments on principal and/ or interest are over 60 days past due) amounted to $1.3 million, or 4.4% of the loan portfolio. The Company had loans outstanding in the states of Colorado and Florida, with principal balances in the aggregate exceeding $4 million.

LITIGATION

    The Company is involved in certain litigation arising in the ordinary course of business. Management does not anticipate any judgments against the Company in excess of liabilities already established which would have a material impact, individually or in the aggregate, on the financial position or results of operations of the Company.

13. STATUTORY FINANCIAL STATEMENTS
    Insurance subsidiaries of the Company are required to file statutory financial statements with state insurance regulatory authorities. Accounting principles used to prepare these financial statements differ from GAAP. Consolidated net income and shareholders' equity on a statutory basis for the insurance companies for the years ended December 31 are as follows:

                                                               1993       1992       1991
                                                             ---------  ---------  ---------
Net income.................................................  $   7,625  $   6,298  $   6,982
Capital and surplus........................................     59,167     55,240     48,024

                         LAURENTIAN CAPITAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
   (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

14. SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                       FIRST     SECOND      THIRD     FOURTH
                                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                                     ---------  ---------  ---------  ---------
1993
REVENUES:
Premiums...........................................................  $  19,664  $  20,650  $  21,078  $  20,051
Net investment income..............................................     11,353     12,030     12,468     10,969
Realized investment gains..........................................        236      1,028        851        658
Other income.......................................................        906        952      1,120        240
                                                                     ---------  ---------  ---------  ---------
                                                                        32,159     34,660     35,517     31,918
                                                                     ---------  ---------  ---------  ---------
BENEFITS AND EXPENSES:
Benefits and settlement expenses...................................     19,442     19,753     20,759     17,161
Amortization of deferred policy acquisition costs..................      3,164      3,164      2,857      4,041
Insurance and other expenses.......................................      7,156      8,778      8,849      7,752
                                                                     ---------  ---------  ---------  ---------
                                                                        29,762     31,695     32,465     28,954
                                                                     ---------  ---------  ---------  ---------
Income before income taxes and cumulative effect of accounting
 change............................................................      2,397      2,965      3,052      2,964
INCOME TAX EXPENSE (BENEFIT):
Current............................................................         50        160        190       (150)
Deferred...........................................................        645        756        765      1,168
                                                                     ---------  ---------  ---------  ---------
                                                                           695        916        955      1,018
                                                                     ---------  ---------  ---------  ---------
Income before cumulative effect of accounting change...............      1,702      2,049      2,097      1,946
CUMULATIVE EFFECT OF ACCOUNTING CHANGE:
  Adoption of SFAS 109.............................................        400          0          0          0
                                                                     ---------  ---------  ---------  ---------
Net income.........................................................  $   2,102  $   2,049  $   2,097  $   1,946
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------
EARNINGS PER SHARE:
Income before cumulative effect of accounting change...............  $    0.22  $    0.26  $    0.27  $    0.25
Cumulative effect of accounting change:
  Adoption of SFAS 109.............................................       0.05       0.00       0.00       0.00
                                                                     ---------  ---------  ---------  ---------
Net income.........................................................  $    0.27  $    0.26  $    0.27  $    0.25
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------

                         LAURENTIAN CAPITAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
   (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

14. SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                                                       FIRST     SECOND      THIRD     FOURTH
                                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                                     ---------  ---------  ---------  ---------
1992
REVENUES:
Premiums...........................................................  $  19,014  $  19,999  $  19,720  $  21,453
Net investment income..............................................     11,665     11,029     11,605     12,628
Realized investment gains (losses).................................        700        813       (506)      (954)
Other income.......................................................        707        593        721      1,211
                                                                     ---------  ---------  ---------  ---------
                                                                        32,086     32,434     31,540     34,338
                                                                     ---------  ---------  ---------  ---------
BENEFITS AND EXPENSES:
Benefits and settlement expenses...................................     17,547     18,264     18,014     18,666
Amortization of deferred policy acquisition costs..................      3,413      2,957      3,163      3,956
Insurance and other expenses.......................................      8,367      8,399      7,990      9,485
                                                                     ---------  ---------  ---------  ---------
                                                                        29,327     29,620     29,167     32,107
                                                                     ---------  ---------  ---------  ---------
Income before income taxes.........................................      2,759      2,814      2,373      2,231
INCOME TAX EXPENSE (BENEFIT):
Current............................................................        148        150        162        (99)
Deferred...........................................................      1,088        961        473        580
                                                                     ---------  ---------  ---------  ---------
                                                                         1,236      1,111        635        481
                                                                     ---------  ---------  ---------  ---------
NET INCOME.........................................................  $   1,523  $   1,703  $   1,738  $   1,750
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------
EARNINGS PER SHARE.................................................  $    0.18  $    0.20  $    0.21  $    0.21
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS

                LAURENTIAN CAPITAL CORPORATION (PARENT COMPANY)
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                                             DECEMBER 31,
                                                                                       ------------------------
                                                                                          1993         1992
                                                                                       -----------  -----------
Fixed maturities, at cost............................................................  $     2,727  $     3,238
Equity securities, at market.........................................................       10,372        1,403
Investment in real estate............................................................          450          436
Cash.................................................................................          183        1,774
Investments in and advances to subsidiaries:
  Investments in subsidiaries*.......................................................      112,802      107,223
  Surplus debenture*.................................................................       30,500       35,000
  Due from subsidiaries*.............................................................          826          820
Other................................................................................        1,608        1,108
                                                                                       -----------  -----------
                                                                                       $   159,468  $   151,002
                                                                                       -----------  -----------
                                                                                       -----------  -----------
                                                  LIABILITIES
Accrued expenses and other liabilities...............................................  $     2,800  $     2,912
Deferred income tax (benefit)........................................................       (3,791)      (3,000)
Debt.................................................................................       54,822       54,454
                                                                                       -----------  -----------
      Total liabilities..............................................................       53,831       54,366
                                                                                       -----------  -----------
Redeemable preferred stock...........................................................        4,153        4,606
                                                                                       -----------  -----------
                                             STOCKHOLDERS' EQUITY
Common stock.........................................................................          406          406
Capital in excess of par value.......................................................       59,071       59,010
Net unrealized gains (losses) on equity securities (substantially
 all from subsidiaries)..............................................................        1,253         (198)
Treasury stock, at cost..............................................................       (2,818)      (2,837)
Retained earnings (including undistributed income of subsidiaries)...................       43,572       35,649
                                                                                       -----------  -----------
      Total stockholders' equity.....................................................      101,484       92,030
                                                                                       -----------  -----------
                                                                                       $   159,468  $   151,002
                                                                                       -----------  -----------
                                                                                       -----------  -----------

- ------------------------
* Eliminated in consolidation.

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF OPERATIONS
                LAURENTIAN CAPITAL CORPORATION (PARENT COMPANY)
                             (DOLLARS IN THOUSANDS)

                                                                                  FOR THE YEARS ENDED DECEMBER
                                                                                               31,
                                                                                 -------------------------------
                                                                                   1993       1992       1991
                                                                                 ---------  ---------  ---------
REVENUES
Income from subsidiaries:
  Management and service fees*.................................................  $   6,232  $   6,496  $   6,550
  Dividends*...................................................................      4,332      2,133      4,000
  Interest income*.............................................................      2,182      1,791          0
  Realized investment loss*....................................................          0     (1,452)         0
Net investment income..........................................................        524        541        936
Realized investment gains (losses).............................................         99          0        (41)
Other income...................................................................          8         14          7
                                                                                 ---------  ---------  ---------
                                                                                    13,377      9,523     11,452
                                                                                 ---------  ---------  ---------
EXPENSES
Operating and administrative...................................................      5,041      5,986      5,612
Depreciation and amortization..................................................        180        246        268
Interest.......................................................................      4,838      4,961      4,884
                                                                                 ---------  ---------  ---------
                                                                                    10,059     11,193     10,764
                                                                                 ---------  ---------  ---------
Income (loss) before federal income taxes, cumulative effect of accounting
 change and equity in income of subsidiaries...................................      3,318     (1,670)       688
Income tax benefit.............................................................       (347)      (500)      (161)
                                                                                 ---------  ---------  ---------
Income (loss) before cumulative effect of accounting change and equity in
 income of subsidiaries........................................................      3,665     (1,170)       849
                                                                                 ---------  ---------  ---------
Cumulative effect of accounting change:
  Adoption of SFAS 109.........................................................        400          0          0
                                                                                 ---------  ---------  ---------
Income (loss) before equity in income of subsidiaries..........................      4,065     (1,170)       849
Equity in income of subsidiaries, less dividends received......................      4,129      7,884      4,597
                                                                                 ---------  ---------  ---------
Net income.....................................................................  $   8,194  $   6,714  $   5,446
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

- ------------------------
* Eliminated in consolidation.

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
                LAURENTIAN CAPITAL CORPORATION (PARENT COMPANY)
                             (DOLLARS IN THOUSANDS)

                                                                                   FOR THE YEARS ENDED DECEMBER
                                                                                                31,
                                                                                  -------------------------------
                                                                                    1993       1992       1991
                                                                                  ---------  ---------  ---------
Cash flow from operations:
  Net income....................................................................  $   8,194  $   6,714  $   5,446
  Adjustments to reconcile net income to net cash provided by operating activities:
    Cumulative effect of adoption of SFAS 109...................................       (400)         0          0
    Realized investment losses (gains)..........................................        (99)     1,452         41
    Depreciation and amortization...............................................        180        246        268
    Equity in subsidiaries' earnings*...........................................     (8,461)   (10,017)    (8,597)
    Dividends from subsidiaries*................................................      4,332      2,133      4,000
    Increase (decrease) in accrued expenses and liabilities.....................       (111)       361         87
    Increase (decrease) in deferred income taxes................................       (347)      (439)      (161)
    Other items, net............................................................         75       (953)      (202)
                                                                                  ---------  ---------  ---------
      Net cash provided by (used in) operations.................................      3,363       (503)      (882)
                                                                                  ---------  ---------  ---------
Cash flow from investing activities:
    Sale of investments to subsidiaries*........................................          0      4,621          0
    Repayments of surplus debenture*............................................      4,500          0          0
    Purchase of real estate.....................................................        (13)       (12)         0
    Purchase of property and equipment..........................................       (172)      (129)       (96)
    Purchases of investments....................................................     (8,987)      (739)      (104)
                                                                                  ---------  ---------  ---------
      Net cash provided by (used in) investing activities.......................     (4,672)     3,741       (200)
                                                                                  ---------  ---------  ---------
Cash flow from financing activities:
    Proceeds from borrowing.....................................................        368        257        878
    Net (purchases) sales of treasury shares, at cost...........................         19     (2,837)         0
    Redemption of preferred stock...............................................       (395)      (351)         0
    Dividends paid on preferred stock...........................................       (271)      (303)      (297)
    Other.......................................................................         (3)         0         (9)
                                                                                  ---------  ---------  ---------
      Net cash provided by (used in) financing activities.......................       (282)    (3,234)       572
                                                                                  ---------  ---------  ---------
Net increase (decrease) in cash.................................................     (1,591)         4      1,254
Cash at beginning of year.......................................................      1,774      1,770        516
                                                                                  ---------  ---------  ---------
Cash at end of year.............................................................  $     183  $   1,774  $   1,770
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------

- ------------------------
* Eliminated in consolidation.

                LAURENTIAN CAPITAL CORPORATION (PARENT COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

    The condensed financial statements of Laurentian Capital Corporation (the parent company) should be read in conjunction with the Laurentian Capital Corporation and Subsidiaries consolidated financial statements and notes thereto.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying parent company financial statements reflect only the accounts of Laurentian Capital Corporation. The parent company's investment in its subsidiaries is reflected on the equity basis. Intercompany accounts and transactions have not been eliminated since consolidated financial statements are not presented.

2.  RELATED PARTY TRANSACTIONS

    During 1992, the Company restructured its holding in Prairie States Life Insurance Company (Prairie). Following approval by the Division of Insurance for the State of South Dakota, Prairie was sold to a wholly-owned life insurance subsidiary of the Company, Prairie National Life Insurance Company, of Rapid City, South Dakota (Prairie National). As part of the consideration for Prairie National purchasing Prairie, Prairie National issued capital stock and a $35 million surplus debenture to the parent company. Interest and repayment of principal on the debenture is subject to prior approval by the South Dakota Division of Insurance. Since April 4, 1992, the date of the restructuring, the Division of Insurance has approved $2.2 million and $1.8 million in interest payments associated with the surplus debenture for the years ended December 31, 1993 and 1992, respectively. Principal payments of $4.5 million were approved by the Division of Insurance during 1993.

    During 1992, the parent company sold equity securities to its insurance subsidiaries at fair market value at the dates of sale. Total proceeds, which consisted of cash and marketable securities, amounted to $7.9 million and resulted in a loss on transfer of $1.5 million.

                           SCHEDULE VI -- REINSURANCE
                LAURENTIAN CAPITAL CORPORATION AND SUBSIDIARIES
                             (DOLLARS IN THOUSANDS)

             COL. A                  COL. B      COL. C     COL. D      COL. E        COL. F
- ---------------------------------  ----------  ----------  ---------  ----------  ---------------
                                                            ASSUMED
                                                CEDED TO     FROM                  PERCENTAGE OF
                                     GROSS       OTHER       OTHER                AMOUNT ASSUMED
                                     AMOUNT    COMPANIES   COMPANIES  NET AMOUNT      TO NET
                                   ----------  ----------  ---------  ----------  ---------------
Year ended December 31, 1993:
  Life insurance in force........  $3,426,591  $  817,980  $  32,206  $2,640,817
                                   ----------  ----------  ---------  ----------
                                   ----------  ----------  ---------  ----------
  Premium:
    Life insurance...............  $   68,845  $    6,685  $     297  $   62,457          0.5%
    Accident/health insurance....      19,091         105          0      18,986            0
                                   ----------  ----------  ---------  ----------
      Total......................  $   87,936  $    6,790  $     297  $   81,443          0.4%
                                   ----------  ----------  ---------  ----------
                                   ----------  ----------  ---------  ----------
Year ended December 31, 1992:
  Life insurance in force........  $3,733,568  $  851,252  $  13,484  $2,895,800
                                   ----------  ----------  ---------  ----------
                                   ----------  ----------  ---------  ----------
  Premium:
    Life insurance...............  $   68,621  $    6,289  $     370  $   62,702          0.6%
    Accident/health insurance....      17,619         135          0      17,484            0
                                   ----------  ----------  ---------  ----------
      Total......................  $   86,240  $    6,424  $     370  $   80,186          0.5%
                                   ----------  ----------  ---------  ----------
                                   ----------  ----------  ---------  ----------
Year ended December 31, 1991:
  Life insurance in force........  $4,094,329  $1,059,678  $  37,838  $3,072,489
                                   ----------  ----------  ---------  ----------
                                   ----------  ----------  ---------  ----------
  Premium:
    Life insurance...............  $   74,842  $   12,714  $   1,275  $   63,403          2.0%
    Accident/health insurance....      16,290         142          0      16,148            0
                                   ----------  ----------  ---------  ----------
      Total......................  $   91,132  $   12,856  $   1,275  $   79,551          1.6%
                                   ----------  ----------  ---------  ----------
                                   ----------  ----------  ---------  ----------

                                    INDEX OF
                                  EXHIBITS TO
                                   FORM 10-K
                                 ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1993

                         LAURENTIAN CAPITAL CORPORATION

                                    EXHIBIT

                                                                            PAGE
                                                                            ----
     11.    Statement re: computation of per share earnings.............    E-2
     22.    Subsidiaries of the Company.................................    E-3
     24.    Consent of Coopers & Lybrand................................    E-4