Form 10-K/A
period 1993-12-31
LAURENTIAN CAPITAL CORP/DE/
filed 1994-04-14
CIK 92342

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------


                                  FORM 10-K/A
                                AMENDMENT NO. 1


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

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                 AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K



    The following Item 8 is being filed to amend the corresponding Item of the Annual Report on Form 10-K filed by Laurentian Capital Corporation on March 30, 1994, and reflects typographical corrections on pages F-3 and S-3.


                                   SIGNATURE


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.


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


Date: April 14, 1994

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

                                          COOPERS & LYBRAND
Philadelphia, Pennsylvania
February 11, 1994

                         LAURENTIAN CAPITAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1993       1992
                                                                                              ---------  ---------
                                                      ASSETS
Investments:
  Fixed maturities, at amortized cost (market, 1993 - $468,497; 1992 - $406,821)............  $ 458,668  $ 399,012
  Equity securities, at market (cost, 1993 - $28,481; 1992 - $19,636).......................     30,379     19,438
  Mortgage loans on real estate.............................................................     29,438     39,579
  Investment real estate, net of accumulated depreciation (1993 - $816; 1992 - $828)........      4,643      7,293
  Policy loans..............................................................................     51,677     54,190
  Short-term investments....................................................................     10,479     23,472
                                                                                              ---------  ---------
      Total investments.....................................................................    585,284    542,984
Cash........................................................................................      8,722     20,292
Accounts, notes and premiums receivable, net of allowance for uncollectible amounts
 (1993 - $935; 1992 - $1,656)...............................................................      5,011      4,606
Reinsurance receivables.....................................................................     38,982     38,855
Accrued investment income...................................................................      5,855      5,940
Deferred policy acquisition costs...........................................................     71,745     73,976
Costs in excess of net assets of business acquired, net of accumulated amortization
 (1993 - $5,219; 1992 - $4,929).............................................................      7,130      8,335
Property and equipment, net of accumulated depreciation (1993 - $10,542; 1992 - $8,158).....     11,972     12,782
Other assets................................................................................      1,780      2,130
Assets held in separate accounts............................................................    236,251    232,280
                                                                                              ---------  ---------
                                                                                              $ 972,732  $ 942,180
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                                                   LIABILITIES
Policy liabilities and accruals:
  Future policy benefits....................................................................  $ 411,951  $ 402,104
  Unearned premiums.........................................................................      1,804      1,861
  Other policy claims and benefits payable..................................................     12,629      9,321
                                                                                              ---------  ---------
                                                                                                426,384    413,286
Other policyholders' funds..................................................................    122,409    123,867
Debt........................................................................................     54,822     54,454
Other liabilities...........................................................................     15,257     15,347
Current income taxes........................................................................        145        170
Deferred income taxes.......................................................................     11,827      6,140
Liabilities related to separate accounts....................................................    236,251    232,280
                                                                                              ---------  ---------
      Total liabilities.....................................................................    867,095    845,544
                                                                                              ---------  ---------
Commitments and contingent liabilities
Redeemable preferred stock, Series A Convertible, $.01 par value, at redemption value
  Shares authorized: 5 million
  Shares issued: 57,767
  Outstanding: 1993 - 41,528; 1992 - 46,062.................................................      4,153      4,606
                                                                                              ---------  ---------
                                               STOCKHOLDERS' EQUITY
Common stock, $.05 par value
  Shares authorized: 20 million
  Shares issued: 8,111,496..................................................................        406        406
Capital in excess of par value..............................................................     59,071     59,010
Net unrealized gains (losses) on equity securities, net of tax: 1993 - $645; 1992 - $0......      1,253       (198)
Treasury stock, at cost (shares outstanding: 1993 - 562,739; 1992 - 566,831)................     (2,818)    (2,837)
Retained earnings...........................................................................     43,572     35,649
                                                                                              ---------  ---------
      Total stockholders' equity............................................................    101,484     92,030
                                                                                              ---------  ---------
                                                                                              $ 972,732  $ 942,180
                                                                                              ---------  ---------
                                                                                              ---------  ---------


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


                                                                                   FOR THE YEARS ENDED DECEMBER
                                                                                                31,
                                                                                  -------------------------------
                                                                                    1993       1992       1991
                                                                                  ---------  ---------  ---------
Cash flow from operations:
  Net income....................................................................  $   8,194  $   6,714  $   5,446
  Adjustments to reconcile net income to net cash provided by operating activities:
    Cumulative effect of adoption of SFAS 109...................................       (400)         0          0
    Realized investment losses (gains)..........................................        (99)     1,452         41
    Depreciation and amortization...............................................        180        246        268
    Equity in subsidiaries' earnings*...........................................     (8,461)   (10,017)    (8,597)
    Dividends from subsidiaries*................................................      4,332      2,133      4,000
    Increase (decrease) in accrued expenses and liabilities.....................       (111)       361         87
    Increase (decrease) in deferred income taxes................................       (347)      (439)      (161)
    Other items, net............................................................         75       (953)      (202)
                                                                                  ---------  ---------  ---------
      Net cash provided by (used in) operations.................................      3,363       (503)       882
                                                                                  ---------  ---------  ---------
Cash flow from investing activities:
    Sale of investments to subsidiaries*........................................          0      4,621          0
    Repayments of surplus debenture*............................................      4,500          0          0
    Purchase of real estate.....................................................        (13)       (12)         0
    Purchase of property and equipment..........................................       (172)      (129)       (96)
    Purchases of investments....................................................     (8,987)      (739)      (104)
                                                                                  ---------  ---------  ---------
      Net cash provided by (used in) investing activities.......................     (4,672)     3,741       (200)
                                                                                  ---------  ---------  ---------
Cash flow from financing activities:
    Proceeds from borrowing.....................................................        368        257        878
    Net (purchases) sales of treasury shares, at cost...........................         19     (2,837)         0
    Redemption of preferred stock...............................................       (395)      (351)         0
    Dividends paid on preferred stock...........................................       (271)      (303)      (297)
    Other.......................................................................         (3)         0         (9)
                                                                                  ---------  ---------  ---------
      Net cash provided by (used in) financing activities.......................       (282)    (3,234)       572
                                                                                  ---------  ---------  ---------
Net increase (decrease) in cash.................................................     (1,591)         4      1,254
Cash at beginning of year.......................................................      1,774      1,770        516
                                                                                  ---------  ---------  ---------
Cash at end of year.............................................................  $     183  $   1,774  $   1,770
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------

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