Form 10-Q
period 1994-03-31
LAURENTIAN CAPITAL CORP/DE/
filed 1994-05-12
CIK 92342

                       SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934


For Quarter Ended                            Commission File No.
March 31, 1994                                    0-8403


                         LAURENTIAN CAPITAL CORPORATION



DELAWARE                           59-1611314
- - ------------------------------     ------------------------------
(State of Incorporation)           (I.R.S. Employer
                                   Identification Number)

640 Lee Road
Wayne, Pennsylvania                19087
- - ------------------------------     ------------------------------
(Address of principal              (Zip Code)
executive offices)

Registrant's telephone number,
including area code                (610) 889-7400
                                   ------------------------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes     X                     No
              ---------                    ---------

Number of shares outstanding of the Registrant's Common Stock as of May 12, 1994:

          Common stock, $0.05 Par Value -  7,593,757
                                          ----------

                                  Page 1 of 20
                              Exhibit Index Page 19

                         LAURENTIAN CAPITAL CORPORATION

                                    CONTENTS


                                                              Page(s)

Consolidated Balance Sheets as at March 31, 1994
       (Unaudited) and December 31, 1993.....................   3-4

Consolidated Statements of Operations (Unaudited) for the
       Three Months Ended March 31, 1994 and 1993............     5

Consolidated Statements of Cash Flows (Unaudited) for the
       Three Months Ended March 31, 1994 and 1993............     6

Notes to Interim Consolidated Financial Statements
       (Unaudited)...........................................   7-8

Management's Discussion and Analysis of Financial
       Condition and Results of Operations...................  9-13

Part II - Other Information.................................. 14-17

Signature....................................................    18

Exhibit Index................................................    19

Exhibit 11 - Computation of Per Share Earnings...............    20

                         LAURENTIAN CAPITAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)


                                                        MARCH 31,   DECEMBER 31,
                                                          1994         1993
                                                      -----------   ------------
                                                      (Unaudited)

ASSETS
Investments:
  Fixed maturities held for investment, at
    amortized cost (market, $270,347). . . . . . . . ..    $280,601  $       0
  Fixed maturities, at amortized cost
    (market, 1993 - $468,497). . . . . . . . . . . . .            0    458,668
  Fixed maturities available for sale, at
    market (amortized cost, $197,221). . . . . . . . ..     198,019          0
  Equity securities, at market (cost,
    1994 - $15,034; 1993 - $28,481). . . . . . . . . .       15,071     30,379
  Mortgage loans on real estate. . . . . . . . . . . ..      27,493     29,438
  Investment real estate . . . . . . . . . . . . . . .        4,042      4,643
  Policy loans . . . . . . . . . . . . . . . . . . . .       51,227     51,677
  Short-term investments . . . . . . . . . . . . . . .          812     10,479
                                                           --------  ---------

        TOTAL INVESTMENTS. . . . . . . . . . . . . . ..     577,265    585,284

Cash . . . . . . . . . . . . . . . . . . . . . . . . ..       7,772      8,722
Accounts, notes and premiums receivable. . . . . . . .       17,304      5,011
Reinsurance receivables. . . . . . . . . . . . . . . .       39,829     38,982
Accrued investment income. . . . . . . . . . . . . . ..       6,019      5,855
Deferred policy acquisition costs. . . . . . . . . . .       70,914     71,745
Costs in excess of net assets of business
  acquired . . . . . . . . . . . . . . . . . . . . . ..       7,064      7,130
Property and equipment, net. . . . . . . . . . . . . .       11,893     11,972
Other assets . . . . . . . . . . . . . . . . . . . . .        3,388      1,780
Assets held in separate accounts . . . . . . . . . . .      234,935    236,251
                                                           --------  ---------

        TOTAL ASSETS . . . . . . . . . . . . . . . . .     $976,383   $972,732
                                                           --------  ---------
                                                           --------  ---------


             SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                         LAURENTIAN CAPITAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)


                                                        MARCH 31,   DECEMBER 31,
                                                         1994          1993
                                                       ----------   ------------
                                                       (Unaudited)
LIABILITIES
 Policy liabilities and accruals:
  Future policy benefits . . . . . . . . . . . . . . .     $415,770    $411,951
  Unearned premiums. . . . . . . . . . . . . . . . . ..       1,712       1,804
  Other policy claims and benefits payable . . . . . .       13,528      12,629
                                                           --------    --------

Total policy liabilities and accruals. . . . . . . . ..     431,010     426,384


Other policyholders' funds . . . . . . . . . . . . . .      122,186     122,409
Debt . . . . . . . . . . . . . . . . . . . . . . . . ..      54,848      54,822
Other liabilities. . . . . . . . . . . . . . . . . . .       13,793      15,257
Current income taxes . . . . . . . . . . . . . . . . .          215         145
Deferred income taxes. . . . . . . . . . . . . . . . .       12,261      11,827
Liabilities related to separate accounts . . . . . . ..     234,935     236,251
                                                           --------    --------

     TOTAL LIABILITIES . . . . . . . . . . . . . . . ..     869,248     867,095
                                                           --------    --------

Commitments and contingent liabilities


Redeemable preferred stock, Series A Convertible,
                    $.01 par value, at redemption value
    Shares authorized: . . . . . . . . . . . .5 million
    Shares issued: . . . . . . . . . . . . . . . 57,767
    Outstanding: 41,528. . . . . . . . . . . . . . . .        4,153       4,153
                                                           --------    --------

STOCKHOLDERS' EQUITY
Common stock, $.05 par value
  Shares authorized: 20 million
  Shares issued: 8,111,496 . . . . . . . . . . . . . .          406         406
Capital in excess of par value . . . . . . . . . . . .       59,071      59,071
Net unrealized appreciation of
  securities, net of tax . . . . . . . . . . . . . . .          523       1,253
Treasury stock, at cost (shares
  outstanding: 562,739). . . . . . . . . . . . . . . .       (2,818)     (2,818)
Retained earnings. . . . . . . . . . . . . . . . . . .       45,800      43,572
                                                           --------    --------

     TOTAL STOCKHOLDERS' EQUITY. . . . . . . . . . . ..     102,982     101,484
                                                           --------    --------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . .     $976,383    $972,732

                                                           --------    --------
                                                           --------    --------

             SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                         LAURENTIAN CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                    Three Months Ended March 31,
                                                          1994           1993
                                                          ----           ----
Revenues:
  Premiums                                               $ 19,276     $ 19,664
  Net investment income                                    10,996       11,353
  Realized investment gains                                 1,622          236
  Other income                                                866          906
                                                         --------     --------
    Total revenues                                         32,760       32,159
                                                         --------     --------

Benefits and expenses:
  Benefits and settlement expenses                         18,348       19,442
  Amortization of deferred
    policy acquisition costs                                3,468        3,164
  Insurance and other expenses                              7,806        7,156
                                                         --------     --------
    Total benefits and expenses                            29,622       29,762
                                                         --------     --------

Income before income taxes and
  cumulative effect of accounting change                    3,138        2,397
Income tax expense:
  Current                                                     100           50
  Deferred                                                    810          645
                                                         --------     --------
                                                              910          695
                                                         --------     --------
Income before cumulative effect of
  accounting change                                         2,228        1,702
Cumulative effect of accounting change:
  Adoption of SFAS 109                                          0          400
                                                         --------     --------

NET INCOME                                               $  2,228     $  2,102
                                                         --------     --------
                                                         --------     --------

Income available to common
    shareholders:
  Net income                                             $  2,228     $  2,102
  Less: accrued dividends on
    preferred stock                                            63           69
                                                         --------     --------
Net income available
    to common shareholders                               $  2,165     $  2,033
                                                         --------     --------
                                                         --------     --------

Earnings per share:
  Income before cumulative effect of
     accounting change                                   $   0.29     $   0.22
  Cumulative effect of accounting change:
     Adoption of SFAS 109                                    0.00         0.05
                                                         --------     --------
NET INCOME                                               $   0.29     $   0.27
                                                         --------     --------
                                                         --------     --------

Weighted average shares
  outstanding (in thousands)                                7,549        7,548
                                                         --------     --------
                                                         --------     --------

             SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                         LAURENTIAN CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                    Three Months Ended March 31,
                                                           1994         1993
Cash flows from operations:
 Net income                                               $  2,228    $  2,102
 Adjustments to reconcile net income
 to net cash provided by operating activities:
  Cumulative effect of change in accounting principle            0        (400)
  Increase in policy liabilities and accruals,
    policyholders' funds and income taxes                    3,725       4,781
  Decrease (increase) in accrued investment income
    and accounts and notes receivable                           37        (902)
  Decrease in other liablities                              (1,433)       (566)
  Amortization of deferred policy acquisition costs          3,468       3,164
  Policy acquisition costs deferred                         (2,637)     (2,870)
  Depreciation expense                                         373         388
  Amortization of goodwill                                      66          62
  Realized investment gains                                 (1,622)       (236)
  Other reconciling adjustments, net                        (1,789)        395
                                                          --------    --------
    Net cash provided by operating activities                2,416       5,918
                                                          --------    --------

Cash flows from investing activities:
  Sale of investments                                            0       1,923
  Maturity or repayment of investments                      36,517      30,048
  Purchases of investments                                 (49,146)    (50,235)
  Purchases of property and equipment                         (430)       (307)
  Net decrease in short-term investments                     9,667      11,285
                                                          --------    --------
    Net cash (used in) investing activities                 (3,392)     (7,286)
                                                          --------    --------

Cash flows from financing activities:
  Proceeds from borrowing                                       26          45
  Other financing activities, net                                0          20
                                                          --------    --------
    Net cash provided by financing activities                   26          65
                                                          --------    --------

Net decrease in cash                                          (950)     (1,303)

Cash at beginning of period                                  8,722      20,292
                                                          --------    --------

Cash at end of period                                     $  7,772    $ 18,989
                                                          --------    --------
                                                          --------    --------

Supplemental disclosure of cash flow information:
  Cash paid for interest expense                          $  1,165    $  1,266
  Cash paid for federal income taxes                            30          55


             SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                         LAURENTIAN CAPITAL CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:


The Interim Consolidated Financial Statements should be read in conjunction with the following notes and with the Notes to the Consolidated Financial Statements included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1994 and the results of operations and statements of cash flows for the three month periods ended March 31, 1994 and 1993.

The consolidated financial statements include, after intercompany eliminations, Laurentian Capital Corporation (individually or collectively with its subsidiaries, the "Company"), and its wholly-owned subsidiaries Loyal American Life Insurance Company ("Loyal"), Prairie States Life Insurance Company ("Prairie"), and Rushmore National Life Insurance Company ("Rushmore").

The results of operations for the three month period ended March 31, 1994 are not necessarily indicative of the results to be expected for the full year. Certain prior year information has been reclassified to conform with the current year's presentation.

NOTE 2 - CHANGE IN ACCOUNTING PRINCIPLE - ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES:

Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards Number 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). SFAS 115 requires that debt securities are to be classified as either held to maturity (carried at amortized cost), available for sale (carried at market value with unrealized gains or losses reported in stockholders' equity), or trading (carried at market value with unrealized gains or losses reported in net income).

The Company believes that it has the ability and intent to hold to maturity its debt security investments that are classified as held to maturity. The Company also recognizes that there may be circumstances where it may be appropriate to sell a security prior to maturity in response to changes in a variety of circumstances. In recognizing the need for the flexibility to respond to such changes, the Company has designated a portion of its fixed maturity portfolio as available for sale. The Company has not classified any of its fixed maturity securities as trading.

SFAS 115 does not permit a retroactive application to prior years' financial statements. The effect of adopting SFAS 115 was to increase the carrying amount of fixed maturity securities classified as available for sale by $6.5 million, increase deferred income taxes payable by $2.2 million, and increase stockholders' equity by $4.3 million (or $0.57 per share), as of January 1, 1994. Due to the general decline in the bond market experienced during the first quarter of 1994, the effect of SFAS 115 was to increase the carrying amount of fixed maturities available for sale, deferred income taxes payable and stockholders' equity by $0.8 million, $0.3 million and $0.5 million (or $0.07 per share), at March 31, 1994, respectively.

NOTE 3 - INVESTMENTS:

Of the fixed maturity investments, $6.3 million at amortized cost, less permanent impairments, were rated as below investment grade as of March 31, 1994. These investments had an associated market value of $6.2 million. As of December 31, 1993, $8.8 million at amortized cost, less permanent impairments, with an associated market value of $9.1 million were rated as below investment grade. Most of these securities have been evaluated by the National Association of Insurance Commissioners and found to be suitable for reporting at book value for statutory reporting purposes. No material effect is expected from these holdings on the Company's financial condition or the results of operations. The Company's investment strategy is to hold fixed income instruments to maturity and to recognize permanent impairments on those investments where reduction in amounts to be received at maturity is likely.

NOTE 4 - SUBSEQUENT EVENTS:

As of March 31, 1994, the Company's indebtedness under its then outstanding Revolving Underwriting Facility ("RUF") amounted to $54.8 million, which was due on April 25, 1994.

On April 25, 1994, the Company entered into a five year revolving credit facility in the amount of $45 million to refinance part of the RUF. The new credit facility, together with the payment of $10 million by the Company, satisfied the repayment of the RUF. Pursuant to the terms of the new credit facility, the Company will pay interest at a variable rate equal to 1.125% above the London Interbank Offered Rate. There are covenants relating to the Company's activities and financial condition, including a requirement that the Company maintain a minimum net worth, as defined under the new credit facility, of $75 million.

*******************************************************************************

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

PREMIUM INCOME

The following table sets forth for the periods shown the amount of premium income for the Company, and the percentage change from the corresponding prior-year period:
                                             Three Months Ended
                                                  March 31
                                           ----------------------
                                           (Dollars in thousands)

   1994 amount                                    $19,276

   1993 amount                                     19,664

   Percentage decrease                               (2.0)%

For the three month period ended March 31, 1994, the decrease in premium income compared to the prior period was due to decreased single premium life insurance sales at Prairie.

NET INVESTMENT INCOME, REALIZED INVESTMENT GAINS AND OTHER INCOME

The following table sets forth for the periods shown the amount of net investment income, gross realized investment gains and other income and the percentage change from the corresponding prior-year period:

                                             Three Months Ended
                                                  March 31
                                           ----------------------
                                           (Dollars in thousands)

   1994 amount                                     $13,484

   1993 amount                                      12,495

   Percentage increase                                 7.9%

For the three month period ended March 31, 1994, the increase in net investment income, realized investment gains and other income, as compared to 1993, was due primarily to increases in realized investment gains of $1.4 million, most of which resulted from the Company's sale of its investment in North American National Corporation for a gross realized gain of $1.7 million. This increase was offset by a decrease in net investment income of $0.4 million. The decline in net investment income reflects the reduced portfolio yield as a result of significant prepayments received during 1993 that were reinvested at lower interest rates. Offsetting the decline in portfolio yield has been an increase in invested assets.

Benefits & Expenses

The following table sets forth for the periods shown the benefits and expenses incurred by the Company as a percentage of premium income:
                                  Three Months Ended
                                       March 31
                                Benefits    Expenses

     1994                        95.2%        58.5%
     1993                        98.9%        52.5%
     Increase (decrease)        (3.7)%         6.0%

For the three month period ended March 31, 1994, benefits decreased by approximately $1.1 million as compared to the prior year. The decrease was due primarily to lower levels of life insurance policy benefits at Loyal.

Total expenses increased $1.0 million for the three month period ended March 31, 1994, when compared to the prior year's period, primarily due to an increase in selling and distribution expenses, reflecting continued investment in certain marketing program initiatives.

Income Taxes

The Company's effective tax rate for the periods ended March 31, 1994 and 1993 was 29%. The primary reason the effective tax rates for the three months ended March 31, 1994 and 1993 are lower than the enacted statutory tax rate of 34% is due to the utilization of previously unrecognized tax benefits on the sale of certain real estate investments at Prairie.

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The cumulative benefit of $400,000 of adopting this change as of January 1, 1993 has been reflected in the statement of operations for the three months ended March 31, 1993 included herein.

NET INCOME

The following table sets forth for the periods shown net income and earnings per share:

                                 Three Months Ended
                                      March 31
                  (Dollars in thousands except per share amounts)
                                           Earnings
                                  Amount   Per Share

   1994 amount                   $2,228     $0.29

   1993 amount                    2,102      0.27

   Increase amount                  126      0.02


The improvement in net income of approximately $126,000 for the three month period ended March 31, 1994, over the corresponding period in 1993, was due primarily to an increase in gross realized investment gains, offset somewhat by an increase in selling and distribution expenses. Included in net income for the period ended March 31, 1993 is a non-recurring income tax benefit of $400,000 as a result of the Company's adoption of SFAS 109.

LIQUIDITY AND CAPITAL RESOURCES

The life insurance industry is one that normally produces a positive cash flow from operations and scheduled principal repayments from portfolios of fixed maturity investments (bonds and redeemable preferred stocks) and mortgage loans. This cash flow is used to fund an investment portfolio to finance future benefit payments, which represent long-term obligations reserved using certain assumed interest rates. Since future benefit payments are primarily long-term obligations, the Company's investments are predominately long-term fixed rate investments such as bonds and mortgage loans which should provide a sufficient return to cover these obligations. The nature and quality of the various types of investments made by a life insurance company must comply with the statutes and regulations imposed by the states in which that company is licensed. These statutes and regulations generally require that investments be in high grade investments which provide protection for policyholders.

As of March 31, 1994, the Company's total fixed maturity investment portfolio had an amortized cost of $477.8 million with a market value of $468.4 million, $9.4 million below amortized cost. This differential between amortized cost and market is significantly influenced by changes in interest rates subsequent to purchase of the investment. The Company had $27.5 million in mortgage loans at March 31, 1994, which could reflect a small premium or discount if those loans had quoted market prices. Since these assets are invested for terms generally corresponding to anticipated future benefit payments and carry interest rates in excess of assumed reserve interest rates, they produce predictable cash flows and when combined with future premium income should be sufficient to fund the Company's future benefit payments in the ordinary course of business without any need for liquidation prior to maturity.

The Company holds a substantial position in mortgage-backed securities ("MBS"). These are instruments collaterized by pools of residential or commercial mortgages, which return interest and principal payments to the investor monthly. The Company's MBS holdings are primarily issued by either U.S. government agencies (i.e., GNMA, FNMA and FHLMC) or major U.S. financial institutions. MBS are subject to prepayment risk, especially in periods when interest rates are falling, which can adversely affect their yield and maturity. With the significant decline experienced in interest rates throughout 1993, the Company experienced significant prepayment activity. The Company has experienced a decline in the portfolio yield as a result of reinvesting these proceeds into similar investments at lower interest rates. The level of prepayment activity abated somewhat during the first quarter of 1994, and the Company expects prepayment activity to diminish further throughout the remainder of 1994.

Policy loans at March 31, 1994 were $51.2 million. These loans have associated rates in the 3.5% to 8% range, at least equal to the assumed interest rates used for future policy benefits; accordingly, policy loans should not result in negative cash flow.

In addition to the cash flow necessary to fund benefit payments, the Company requires cash flows for operating and administrative expenses. The level of expenses normally fluctuates in direct proportion to the amount of premium produced; however, the Company's cash disbursements in the holding company have from time to time exceeded its cash receipts, principally due to its former acquisitions program. Funding of interest on debt incurred in connection with acquisitions and the subsequent consolidation of operations required an expenditure of approximately $1.2 million for the three month period ended March 31, 1994.

On April 25, 1989, an agreement was signed which provided the Company with a five year Revolving Underwriting Facility ("RUF") for a total commitment of $55 million. Pursuant to the terms of the RUF, the Company paid interest at a variable rate, with a maximum rate equal to 0.30% above the London Interbank Offered Rate ("LIBOR"). On March 6, 1991, the Company entered into an interest rate swap agreement that had the effect of fixing the LIBOR component of the RUF at 7.94% until maturity of the RUF.

On April 25, 1994, the Company entered into a five year revolving credit facility in the amount of $45 million to refinance part of the RUF. The new credit facility, together with the payment of $10 million by the Company, satisfied the repayment of the RUF. Pursuant to the terms of the new credit facility, the Company will pay interest at a variable rate equal to 1.125% above the LIBOR.

The Company's subsidiaries are currently producing earnings and net cash flow sufficient to cover debt service at the parent. However, under the insurance laws of the states in which the Company's insurance subsidiaries are domiciled, certain restrictions are imposed on cash dividends from the subsidiaries to the parent. The insurance laws and regulations generally limit the amount of dividends to the greater of net statutory gain from operations or 10% of statutory surplus, and dividends in excess of these amounts can be paid only with the prior approval of the insurance regulators.

Part II - OTHER INFORMATION

     Item 1    LEGAL PROCEEDINGS
               Not applicable

     Item 2    CHANGES IN SECURITIES
               Not applicable

     Item 3    DEFAULTS UPON SENIOR SECURITIES
               Not applicable

     Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               (a) At the May 3, 1994 Annual Meeting of Stockholders of the Company, the following nominees were elected to the Board of Directors by the votes indicated:

               NOMINEE              VOTES FOR       VOTES WITHHELD
               -------              ---------       --------------
               Thomas E. Beach      6,749,775          4,669
               Jared M. Billings    6,749,788          4,656
               Stephen B. Bonner    6,749,775          4,669
               Claude Castonguay    6,749,709          4,735
               Claude Gravel        6,749,775          4,669
               Jack Kinder, Jr.     6,749,431          5,013
               Robert D. Larrabee   6,749,775          4,669
               Robert T. Rakich     6,749,673          4,771
               Humberto Santos      6,749,775          4,669
               Michel Therien       6,749,775          4,669
               Alan J. Zakon        6,749,775          4,669

               There were no abstentions or broker non-votes with respect to the election of directors.

     Item 5    OTHER INFORMATION
               Not applicable

     Item 6    EXHIBITS AND REPORTS ON FORM 8-K

               (a)

                    (2) Plan of acquisition, reorganization, arrangement, liquidation or succession.
                              Not applicable

                    (4) Instruments defining the rights of security holders, including indentures.
                              Not applicable

                    (10) Material Contracts.
                         10.4.1 Credit Agreement dated as of April 25, 1994 among the Company, the Lenders named therein, and National Bank of Canada, New York Branch, as Agent, incorporated by reference herein from Exhibit B to the Form 8-K Current Report of the Company dated April 25, 1994.

                         10.4.2 Stock Pledge Agreement made as of April 25, 1994 by the Company, the Banks named therein, and National Bank of Canada as Collateral Custody Agent, incorporated by reference herein from Exhibit C to the Form 8-K Current Report of the Company dated April 25, 1994.

                         10.4.3 Long-Term Financing Support Agreement dated as of April 25, 1994 between the Company and Desjardins Laurentian Financial Corporation, incorporated by reference herein from Exhibit D to the Form 8-K Current Report of the Company dated April 25, 1994.

                         10.4.4 Agreement dated as of April 25, 1994 among Desjardins Laurentian Financial Corporation, the Company, and National Bank of Canada in its capacity as Agent, incorporated by reference herein from Exhibit E to the Form 8-K Current Report of the Company dated April 25, 1994.

                    (11) Statement re: computation of per share earnings.
                              See Exhibit 11 - attached

                    (15) Letter re: unaudited interim financial information
                              Not applicable

                    (18) Letter re: change in accounting principles.
                              Not applicable

                    (19) Previously unfiled documents.
                              Not applicable

                    (20) Report furnished to security holders.
                              Not applicable

                    (23) Published report re:matters submitted to vote of
                         security holders.
                              Not applicable

                    (24) Consents of experts and counsel.
                              Not applicable

                    (25) Power of attorney.
                              Not applicable

                    (28) Additional exhibits.
                              Not applicable

               (b) During the quarter for which this Form 10-Q Quarterly Report is filed, the Company filed two (2) reports on Form 8-K.

               Date of        Item                       Financial
               Report         Reported                   Statements

               January 1,     Item 1. Reporting the         None
               1994 (filed    change of control of the
               January 18,    Company.
               1994)


               December 13,   Item 5. Reporting change of   None
               1993 (filed    control agreements between
               March 15,      Robert T. Rakich, President
               1994)          and Chief Executive Officer
                              of the Company, and the
                              Company, and between
                              Bernhard M. Koch, Senior
                              Vice President, Treasurer,
                              Chief Financial Officer and
                              Secretary of the Company,
                              and the Company.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   LAURENTIAN CAPITAL CORPORATION
                                   ------------------------------
                                   Registrant




Date:  May 12, 1994                /s/ Bernhard M. Koch
     ----------------------        -------------------------------
                                   Bernhard M. Koch
                                   Senior Vice President, Treasurer,
                                   Chief Financial Officer and Secretary

                                  EXHIBIT INDEX


                                                          Page
                                                         Number
                                                         ------
Exhibit 11     Statement regarding computation of
               per share earnings                           20