Form 10-Q
period 1994-06-30
LAURENTIAN CAPITAL CORP/DE/
filed 1994-08-12
CIK 92342

                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.

                               FORM 10-Q

              Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934


For Quarter Ended                                 Commission File No.
June 30, 1994                                     0-8403


                    LAURENTIAN CAPITAL CORPORATION


Delaware                                     59-1611314
- - ------------------------                     ---------------------
(State of Incorporation)                     (I.R.S. Employer
                                             Identification Number)

640 Lee Road
Wayne, Pennsylvania                          19087
- - ---------------------                        ----------------------
(Address of principal                        (Zip Code)
executive offices)

Registrant's telephone number,
including area code                          (610) 889-7400
                                             --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes    X                     No
               -----                     ------

Number of shares outstanding of the Registrant's Common Stock as of August 12, 1994:

          Common stock, $0.05 Par Value  -  7,593,757
                                            ---------


                            Page 1 of 18

                     Exhibit Index on page 17

                  LAURENTIAN CAPITAL CORPORATION

                             CONTENTS
                                                          Page(s)

Consolidated Balance Sheets as at June 30, 1994
       (Unaudited) and December 31, 1993 . . . . . . . . . . . .  3-4

Consolidated Statements of Operations (Unaudited) for the
       Six Months and Quarter Ended June 30, 1994 and 1993 . . .    5

Consolidated Statements of Cash Flows (Unaudited) for the
       Six Months Ended June 30, 1994 and 1993 . . . . . . . . .    6

Notes to Interim Consolidated Financial Statements
       (Unaudited) . . . . . . . . . . . . . . . . . . . . . . .  7-8

Management's Discussion and Analysis of Financial
       Condition and Results of Operations . . . . . . . . . . . 9-13

Part II - Other Information. . . . . . . . . . . . . . . . . . .14-15

Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . .   16

Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . .   17

Exhibit 11 - Computation of Per Share Earnings . . . . . . . . .   18

                    LAURENTIAN CAPITAL CORPORATION
                     CONSOLIDATED BALANCE SHEETS
                        (Dollars In Thousands)

                                               June 30,    December 31,
                                                1994          1993
                                                ----          ----
                                             (Unaudited)
ASSETS

Investments:
  Fixed maturities held for investment, at
    amortized cost (market, $261,040). . . .   $279,722     $        0
  Fixed maturities, at amortized cost
    (market, 1993 - $468,497). . . . . . . .          0        458,668
  Fixed maturities available for sale, at
    market (amortized cost, $202,576). . . .    194,740              0
  Equity securities, at market (cost,
    1994 - $12,347; 1993 - $28,481). . . . .     11,692         30,379
  Mortgage loans on real estate. . . . . . .     24,799         29,438
  Investment real estate . . . . . . . . . .      4,651          4,643
  Policy loans . . . . . . . . . . . . . . .     51,056         51,677
  Short-term investments . . . . . . . . . .      3,547         10,479
                                               --------       --------
        TOTAL INVESTMENTS. . . . . . . . . .    570,207        585,284

Cash . . . . . . . . . . . . . . . . . . . .     16,590          8,722
Accounts, notes and premiums receivable. . .      4,060          5,011
Reinsurance receivables. . . . . . . . . . .     41,291         38,982
Accrued investment income. . . . . . . . . .      5,727          5,855
Deferred policy acquisition costs. . . . . .     71,291         71,745
Costs in excess of net assets of business
  acquired . . . . . . . . . . . . . . . . .      6,997          7,130
Property and equipment, net. . . . . . . . .     11,691         11,972
Other assets . . . . . . . . . . . . . . . .      3,604          1,780
Assets held in separate accounts . . . . . .    230,573        236,251
                                               --------       --------

        TOTAL ASSETS . . . . . . . . . . . .   $962,031       $972,732
                                               ========       ========

           SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                    LAURENTIAN CAPITAL CORPORATION
                     CONSOLIDATED BALANCE SHEETS
                        (Dollars In Thousands)


                                                 June 30,        December 31,
                                                   1994             1993
                                                   ----             ----
                                                (Unaudited)

LIABILITIES
 Policy liabilities and accruals:
  Future policy benefits . . . . . . . . . .      $421,324        $411,951
  Unearned premiums. . . . . . . . . . . . .         1,848           1,804
  Other policy claims and benefits payable .        12,566          12,629
                                                  --------        --------
Total policy liabilities and accruals. . . .       435,738         426,384

Other policyholders' funds . . . . . . . . .       122,239         122,409
Debt . . . . . . . . . . . . . . . . . . . .        45,000          54,822
Other liabilities. . . . . . . . . . . . . .        14,747          15,257
Current income taxes . . . . . . . . . . . .           275             145
Deferred income taxes. . . . . . . . . . . .         9,797          11,827
Liabilities related to separate accounts . .       230,573         236,251
                                                  --------        --------

     TOTAL LIABILITIES . . . . . . . . . . .       858,369         867,095
                                                  --------        --------

Commitments and contingent liabilities

Redeemable preferred stock, Series A Convertible,
  $.01 par value, at redemption value
    Shares authorized:  5 million
    Shares issued:  57,767
    Outstanding: 41,468  . . . . . . . . . .         4,147           4,153
                                                  --------        --------

STOCKHOLDERS' EQUITY
Common stock, $.05 par value
  Shares authorized: 20 million
  Shares issued: 8,111,496 . . . . . . . . .           406             406
Capital in excess of par value . . . . . . .        59,127          59,071
Net unrealized appreciation (depreciation) of
  securities, net of tax . . . . . . . . . .        (5,604)          1,253
Treasury stock, at cost (shares
  outstanding: 517,739 and 562,739 at June 30,
  1994 and December 31, 1993, respectively) . .     (2,593)         (2,818)
Retained earnings. . . . . . . . . . . . . .        48,179          43,572
                                                  --------        --------

     TOTAL STOCKHOLDERS' EQUITY. . . . . . .        99,515         101,484
                                                  --------        --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $962,031        $972,732
                                                  ========        ========

            SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                          LAURENTIAN CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                          Six Months Ended June 30,     Quarter Ended June 30,
                                          -------------------------     ----------------------
                                            1994           1993              1994        1993
                                            ----           ----              ----        ----
Revenues:
  Premiums                                 $ 40,653    $ 40,314           $ 21,377     $ 20,650
  Net investment income                      21,959      23,383             10,963       12,030
  Realized investment gains                   2,380       1,264                758        1,028
  Other revenue                               1,656       1,858                790          952
                                           --------    --------           --------     --------
    Total revenues                           66,648      66,819             33,888       34,660
                                           --------    --------           --------     --------
Benefits and expenses:
  Benefits and settlement expenses           38,099      39,195             19,751       19,753
  Amortization of deferred
    policy acquisition costs                  6,685       6,328              3,217        3,164
  Insurance and other expenses               15,555      15,934              7,749        8,778
                                           --------    --------           --------     --------
    Total benefits and expenses              60,339      61,457             30,717       31,695
                                           --------    --------           --------     --------
Income before income taxes and
  cumulative effect of accounting change      6,309       5,362              3,171        2,965
Income tax expense:
  Current                                       200         210                100          160
  Deferred                                    1,503       1,401                693          756
                                           --------    --------           --------     --------
Income before cumulative effect of
  accounting change                           4,606       3,751              2,378        2,049
Cumulative effect of accounting change:
  Adoption of SFAS 109                            0         400                  0            0
                                           --------    --------           --------     --------
NET INCOME                                  $ 4,606     $ 4,151            $ 2,378      $ 2,049
                                           ========    ========           ========     ========
Income available to common
    shareholders:
  Net income                                $ 4,606    $ 4,151            $ 2,378       $ 2,049
  Less: accrued dividends on
    preferred stock                             127        138                 64            69
                                           --------    --------           --------     --------
Net income attributable
    to common shareholders                  $ 4,479    $ 4,013            $ 2,314       $ 1,980
                                           ========   ========           ========      ========
Earnings per share:
  Income before cumulative effect of
     accounting change                     $   0.59    $  0.48            $  0.30      $   0.26
  Cumulative effect of accounting change:
     Adoption of SFAS 109                      0.00       0.05               0.00          0.00
                                           --------    -------           --------      --------

NET INCOME                                 $   0.59    $   0.53           $  0.30      $   0.26
                                           ========    ========          ========      ========
Weighted average shares outstanding
  (in thousands)                              7,570       7,549             7,591         7,549
                                           ========    ========          ========      ========

           SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                           LAURENTIAN CAPITAL CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in thousands)
                                    (Unaudited)

                                                          Six Months Ended June 30,
                                                             1994           1993
                                                             ----           ----
Cash flow from operations:
 Net income                                                $  4,606      $  4,151
 Adjustments to reconcile net income
 to net cash provided by operating activities:
  Cumulative effect of change in accounting principle              0         (400)
  Increase in policy liabilities and accruals,
    policyholders' funds and income taxes                      8,304        7,639
  Decrease (increase) in accrued investment income and
    accounts and notes receivable                              1,187         (413)
  Decrease in accrued expense and
    other liabilities                                           (466)      (1,407)
  Amortization of deferred policy acquisition costs            6,685        6,328
  Policy acquisition costs deferred                           (6,231)      (5,279)
  Depreciation expense                                           744          767
  Amortization of goodwill                                       133          139
  Realized gains on investments                               (2,380)      (1,264)
  Other reconciling adjustments, net                          (1,634)        (437)
                                                             -------       ------
    Net cash provided by operating activities                 10,948        9,824
                                                             -------       ------
Cash flow from investing activities:
  Sale of investments                                          6,714        5,200
  Maturity or repayment of investments                        67,373      102,292
  Purchase of investments                                    (73,846)    (109,830)
  Purchases of property and equipment                           (708)        (717)
  Net decrease in short-term investments                       6,932       17,337
  Other investing activities, net                                  0            2
                                                             -------       ------
    Net cash provided by investing activities                  6,465       14,284
                                                             -------       ------
Cash flow from financing activities:
  Proceeds from borrowing                                     45,000           65
  Repayment of debt                                          (54,822)           0
  Sale of treasury shares                                        225           19
  Other financing activities, net                                 52           (2)
                                                             -------       ------
    Net cash provided by (used in) financing activities       (9,545)          82
                                                             -------       ------
Net increase in cash                                           7,868       24,190
Cash at beginning of period                                    8,722       20,292
                                                             -------       ------
Cash at end of period                                        $16,590      $44,482
                                                             =======      =======
Supplemental disclosure of cash flow information:
  Cash paid for interest expense                             $ 2,121      $ 2,484
  Cash paid for federal income taxes                              70          275


            SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                 LAURENTIAN CAPITAL CORPORATION
                 ------------------------------
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
       --------------------------------------------------
                           (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:
- - -------------------------------
The Interim Consolidated Financial Statements should be read in conjunction with the following notes and with the Notes to the Consolidated Financial Statements included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1994 and the results of operations and statements of cash flows for the three month and six month periods ended June 30, 1994 and 1993.

The consolidated financial statements include, after intercompany eliminations, Laurentian Capital Corporation (individually or collectively with its subsidiaries, the "Company"), and its wholly-owned subsidiaries Loyal American Life Insurance Company ("Loyal"), Prairie States Life Insurance Company ("Prairie"), and Rushmore National Life Insurance Company ("Rushmore").

The results of operations for the six month period ended June 30, 1994 are not necessarily indicative of the results to be expected for the full year. Certain prior year information has been reclassified to conform with the current year's presentation.

NOTE 2 - CHANGE IN ACCOUNTING PRINCIPLE - ACCOUNTING FOR CERTAIN
INVESTMENTS IN DEBT AND EQUITY SECURITIES:
- - ----------------------------------------------------------------

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

SFAS 115 does not permit a retroactive application to prior years' financial statements. The effect of adopting SFAS 115 was to increase the carrying amount of fixed maturity securities classified as available for sale by $6.5 million, increase deferred income taxes payable by $2.2 million, and increase stockholders' equity by $4.3 million (or $0.57 per share), as of January 1, 1994. Due to the general decline in the bond market experienced during 1994, the effect of SFAS 115 was to decrease the carrying amount of fixed maturities available for sale, deferred income taxes payable and stockholders' equity by $7.8 million, $2.7 million and $5.1 million (or $0.68 per share), respectively, at June 30, 1994.

NOTE 3 - INVESTMENTS:
- - ---------------------

Of the fixed maturity investments, $4.2 million at amortized cost, less permanent impairments, were rated as below investment grade as of June 30, 1994. These investments had an associated market value of $4.1 million. As of December 31, 1993, $8.8 million at amortized cost, less permanent impairments, with an associated market value of $9.1 million were rated as below investment grade. Most of these securities have been evaluated by the National Association of Insurance Commissioners and found to be suitable for reporting at book value for statutory reporting purposes. No material effect is expected from these holdings on the Company's financial condition or the results of operations. The Company's investment strategy is to hold fixed income instruments to maturity and to recognize permanent impairments on those investments where reduction in amounts to be received at maturity is likely.

NOTE 4 - REFINANCING AGREEMENT:
- - -------------------------------

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- - ---------------------------------------------------------------
                   RESULTS OF OPERATIONS
                   ---------------------
Premium Income
- - --------------

The following table sets forth for the periods shown the amount of premium income for the Company, and the percentage change from the corresponding prior-year period:

                         Six Months Ended       Three Months Ended
                             June 30                  June 30
                         ----------------       ------------------
                                 (Dollars in thousands)

   1994 amount              $ 40,653                 $ 21,377

   1993 amount                40,314                   20,650

   Percentage increase          0.8%                     3.5%

For the six months and quarter ended June 30, 1994, the net increase in premium income, as compared to the corresponding period in 1993, was due to increased life insurance sales at Prairie and improved persistency at Loyal.

Net Investment Income, Realized Investment Gains and Other Revenue
- - ------------------------------------------------------------------

The following table sets forth for the periods shown the amount of net investment income, realized investment gains and other revenue and the percentage change from the corresponding prior-year period:

                         Six Months Ended       Three Months Ended
                             June 30                 June 30
                         ----------------       ------------------
                               (Dollars in thousands)

   1994 amount              $ 25,995                $ 12,511

   1993 amount                26,505                  14,010

   Percentage decrease        (1.9)%                 (10.7)%

For the six months and quarter ended June 30, 1994, the decreases in net investment income, realized investment gains and other revenue in 1994, as compared to 1993, were primarily due to decreases in net investment income of $1.4 million and $1.1 million, respectively. The decrease for the six months ended June 30, 1994 was partially offset by an increase in realized investment gains of $1.1 million, most of which resulted from the Company's sale of its investment in North American National Corporation in the first quarter for a gross realized gain of $1.7 million. The decline in net investment income reflects the reduced portfolio yield as a result of significant prepayments received during 1993 that were reinvested at lower interest rates. Partially offsetting the decline in portfolio yield has been an increase in invested assets.

Benefits & Expenses
- - -------------------

The following table sets forth for the periods shown the benefits and expenses incurred by the Company as a percentage of premium income:

                          Six Months Ended            Quarter Ended
                              June 30                    June 30
                        --------------------      -----------------------
                        Benefits    Expenses      Benefits       Expenses
                        --------    --------      --------       --------
     1994                93.7%       54.7%          92.4%          51.3%
     1993                97.2%       55.2%          95.7%          57.8%


For the six months ended June 30, 1994, benefits decreased by $1.1 million as compared to the prior year. The decrease was due primarily to lower levels of life insurance benefits at Loyal, primarily in the first quarter. For the quarter ended June 30, 1994, the dollar amount of benefits remained unchanged as compared to the prior year while the percentage decreased due to the increase in premiums.

Total expenses remained unchanged and decreased $1.0 million for the six months and quarter ended June 30, 1994, respectively. Interest expense for the quarter ended June 30, 1994 was approximately $0.4 million lower than the corresponding prior year period, due to the refinancing of the Company's debt. The Company continues to seek opportunities to reduce expenses through various cost containment programs.

Income Taxes
- - ------------

The Company's effective tax rates for the periods ended June 30, 1994 and 1993 were 27% and 30%, respectively. The primary reason the effective tax rates for the periods ended June 30, 1994 and 1993 are lower than the enacted statutory tax rate of 34% is due to the utilization of previously unrecognized tax benefits on the sale of certain real estate investments and North American National shares.

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The cumulative benefit of $400,000 of adopting this change as of January 1, 1993 has been reflected in the statement of operations for the six months ended June 30, 1993 included herein.

Net Income
- - ----------

The following table sets forth for the periods shown net income and earnings per share:

                      Six Months Ended        Three Months Ended
                           June 30                  June 30
                      ----------------        -------------------
                   (Dollars in thousands except per share amounts)

                            Earnings                   Earnings
                       Amount     Per Share        Amount    Per Share
                       ------     ---------        ------    ---------
   1994 amount         $4,606       $0.59          $2,378      $0.30

   1993 amount          4,151        0.53           2,049       0.26

   Increase amount        455        0.06             329       0.04

The improvement in net income of approximately $0.5 million and $0.3 million for the six month and three month periods ended June 30, 1994, respectively, over the corresponding periods in 1993, was due primarily to an increase in gross realized investment gains, offset by a decrease in net investment income. Included in net income for the period ended June 30, 1993 is a non-recurring income tax benefit of $400,000 as a result of the Company's adoption of SFAS 109.

Liquidity and Capital Resources
- - -------------------------------

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

As of June 30, 1994, the Company's total fixed maturity investment portfolio had an amortized cost of $482.3 million with a market value of $455.8 million, $26.5 million below amortized cost. This differential between amortized cost and market is significantly influenced by changes in interest rates subsequent to purchase of the investment. The Company had $24.8 million in mortgage loans at June 30, 1994, which could reflect a small premium or discount if those loans had quoted market prices. Since these assets are invested for terms generally corresponding to anticipated future benefit payments and carry interest rates in excess of assumed reserve interest rates, they produce predictable cash flows and when combined with future premium income should be sufficient to fund the Company's future benefit payments in the ordinary course of business without any need for liquidation prior to maturity.

The Company holds a substantial position in mortgage-backed securities ("MBS"). These are instruments collateralized by pools of residential or commercial mortgages, which return interest and principal payments to the investor monthly. The Company's MBS holdings are primarily issued by either U.S. government agencies (i.e., GNMA, FNMA and FHLMC) or major U.S. financial institutions. MBS are subject to prepayment risk, especially in periods when interest rates are falling, which can adversely affect their yield and maturity. With the significant decline experienced in interest rates throughout 1993, the Company experienced significant prepayment activity. The Company has experienced a decline in the portfolio yield as a result of reinvesting these proceeds into similar investments at lower interest rates. The level of prepayment activity abated significantly during the first six months of 1994, and the Company expects prepayment activity to diminish further throughout the remainder of 1994.

Policy loans at June 30, 1994 were $51.1 million. These loans have associated rates in the 3.5% to 8% range, at least equal to the assumed interest rates used for future policy benefits; accordingly, policy loans should not result in negative cash flow.

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

On April 25, 1989, an agreement was signed which provided the Company with a five year Revolving Underwriting Facility ("RUF") for a total commitment of $55 million. Pursuant to the terms of the RUF, the Company paid interest at a variable rate, with a maximum rate equal to 0.30% above the London Interbank Offered Rate ("LIBOR"). On March 6, 1991, the Company entered into an interest rate swap agreement that had the effect of fixing the LIBOR component of the RUF at 7.94% until its maturity on April 25, 1994.

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

Part II - OTHER INFORMATION
          -----------------
     Item 1    Legal Proceedings
               -----------------
                 Not applicable

     Item 2    Changes in Securities
               ---------------------
                 Not applicable

     Item 3    Defaults upon Senior Securities
               -------------------------------
                 Not applicable

     Item 4    Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------
                 Not applicable

     Item 5    Other Information
               -----------------
                 Not applicable

     Item 6    Exhibits and Reports on Form 8-K
               --------------------------------
                 (a)

                    (2)  Plan of acquisition, reorganization,
                         arrangement, liquidation or succession.
                              Not applicable

                    (4) Instruments defining the rights of security holders, including indentures.
                              Not applicable

                    (10) Material Contracts.
                              10.2.1 Management Services Agreement between
                                     the Company and Desjardins
                                     Laurentian Financial Corporation dated
                                     May 3, 1994, incorporated by
                                     reference herein from Exhibit
                                     10.2.1 to the Form 8-K Current
                                     Report of the Company dated May 3,
                                     1994.

                    (11) Statement re: computation of per share
                         earnings.
                              See Exhibit 11 - attached

                    (15) Letter re:unaudited interim financial
                         information
                              Not applicable

                    (18) Letter re:change in accounting principles.
                              Not applicable

                    (19) Previously unfiled documents.
                              Not applicable

                    (20) Report furnished to security holders.
                              Not applicable

                    (23) Published report re:matters submitted to vote
                         of security holders.
                              Not applicable

                    (24) Consents of experts and counsel.
                              Not applicable

                    (25) Power of attorney.
                              Not applicable

          -----------------

     Item 6    Exhibits and Reports on Form 8-K (continued)
               --------------------------------
               (a)  (continued)

                    (28) Additional exhibits.
                              Not applicable

               (b)  During the period covered by this Form 10-Q
                    Quarterly Report, the Company filed two (2)
                    reports on Form 8-K.
               Date of           Item                              Financial
               Report            Reported                          Statements
               -------           --------                          ----------
               April 25, 1994     Item 5. Reporting $45 million      None
               (filed April       five-year credit agreement with
               26, 1994)          National Bank of Canada,
               amended by         National Westminster Bank PLC,
               Amendment          The Daiwa Bank, Ltd. and
               No. 1              RaboBank Nederland.
               thereto (filed
                May 2, 1994)


               May 3, 1994        Item 5. Reporting the              None
               (filed June        execution of the Management
               17, 1994)          Services Agreement for the 1994
                                  fiscal year by and between the
                                  Company and Desjardins Laurentian
                                  Financial Corporation.

                              SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   LAURENTIAN CAPITAL CORPORATION
                                   ------------------------------
                                   Registrant



Date:  August 12, 1994             /s/ Bernhard M. Koch
       ---------------             --------------------
                                   Bernhard M. Koch
                                   Senior Vice President, Treasurer
                                   Chief Financial Officer and Secretary

                            EXHIBIT INDEX


                                                       Page
                                                      Number
                                                      ------
Exhibit 11     Statement regarding computation of
               per share earnings                       18