Form 10-Q
period 1994-09-30
LAURENTIAN CAPITAL CORP/DE/
filed 1994-11-14
CIK 92342

               SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.

                          FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For Quarter Ended                                  Commission File No.
September 30, 1994                                 0-8403

                LAURENTIAN CAPITAL CORPORATION

Delaware                                           59-1611314
- - -------------------------                          ------------------------
(State of Incorporation)                           (I.R.S. Employer
                                                   Identification Number)

640 Lee Road
Wayne, Pennsylvania                                19087
- - -------------------------                          -------------------------
(Address of principal                              (Zip Code)
executive offices)

Registrant's telephone number,
including area code                                (610) 889-7400
                                                   -------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes     X               No
                       ------               ------

Number of shares outstanding of the Registrant's Common Stock as of November 14, 1994:

                 Common stock, $0.05 Par Value - 7,587,398
                                                 ---------

                              Page 1 of 18
                          Exhibit Index Page 17

                   LAURENTIAN CAPITAL CORPORATION

                            CONTENTS

                                                                         Page(s)

Consolidated Balance Sheets as at September 30, 1994

       (Unaudited) and December 31, 1993                                   3-4

Consolidated Statements of Operations (Unaudited) for the

       Nine Months and Quarter Ended September 30, 1994 and 1993             5

Consolidated Statements of Cash Flows (Unaudited) for the

       Nine Months Ended September 30, 1994 and 1993                         6

Notes to Interim Consolidated Financial Statements

       (Unaudited)                                                         7-8

Management's Discussion and Analysis of Financial

       Condition and Results of Operations                                 9-13

Part II - Other Information                                               14-15

Signature                                                                    16

Exhibit Index                                                                17

Exhibit 11 - Computation of Per Share Earnings                               18

Exhibit 27 - Financial Data Schedule                                         19

                    LAURENTIAN CAPITAL CORPORATION
                     CONSOLIDATED BALANCE SHEETS
                       (Dollars In Thousands)

                                                  September 30,     December 31,
                                                     1994              1993
                                                 --------------     ------------
                                                  (Unaudited)
ASSETS

Investments:
 Fixed maturities held for investment, at
  amortized cost (market, $253,801).............. $  277,263           $      0
 Fixed maturities, at amortized cost
  (market, 1993 - $468,497)......................          0            458,668
 Fixed maturities available for sale, at
  market (amortized cost, $230,959)..............    221,648                  0
 Equity securities, at market (cost,
  1994 - $13,139; 1993 - $28,481)................     12,346             30,379
 Mortgage loans on real estate...................     23,005             29,438
 Investment real estate..........................      4,521              4,643
 Policy loans....................................     50,784             51,677
 Short-term investments..........................      1,198             10,479
                                                    --------           --------
    TOTAL INVESTMENTS............................    590,765            585,284

Cash.............................................      6,936              8,722
Accounts, notes and premiums receivable..........      4,461              5,011
Reinsurance receivables..........................     89,359             38,982
Accrued investment income........................      6,661              5,855
Deferred policy acquisition costs................     72,938             71,745
Costs in excess of net assets of business
 acquired........................................      7,447              7,130
Property and equipment, net......................     11,998             11,972
Other assets.....................................      3,555              1,780
Assets held in separate accounts.................    227,426            236,251
                                                    --------           --------
    TOTAL ASSETS................................. $1,021,546           $972,732
                                                  ==========           ========

        SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                    LAURENTIAN CAPITAL CORPORATION
                     CONSOLIDATED BALANCE SHEETS
                       (Dollars In Thousands)

                                                  September 30,     December 31,
                                                     1994              1993
                                                  -------------     ------------
                                                   (Unaudited)

LIABILITIES

Policy liabilities and accruals:
 Future policy benefits......................      $  477,087          $411,951
 Unearned premiums...........................           1,713             1,804
 Other policy claims and benefits payable....          13,672            12,629
                                                   ----------          --------
Total policy liabilities and accruals........         492,472           426,384
Other policyholders' funds...................         125,946           122,409
Debt.........................................          45,000            54,822
Other liabilities............................          16,766            15,257
Current income taxes.........................              92               145
Deferred income taxes........................           9,956            11,827
Liabilities related to separate accounts.....         227,426           236,251
                                                      -------           -------
    TOTAL LIABILITIES........................         917,658           867,095
                                                   ----------          --------
Commitments and contingent liabilities

Redeemable preferred stock, Series A
 Convertible, $.01 par value, at
 redemption value
  Shares authorized: 5 million
  Shares issued: 57,767
  Outstanding: 32,939 and 41,528 at
   September 30, 1994 and December 31,
   1993, respectively........................           3,294             4,153
                                                      -------           -------

STOCKHOLDERS' EQUITY
Common stock, $.05 par value
 Shares authorized: 20 million
 Shares issued: 8,111,496...................              406               406
Capital in excess of par value..............           59,127            59,071
Net unrealized appreciation (depreciation)
 of securities, net of tax..................           (6,668)            1,253
Treasury stock, at cost (shares
 outstanding: 517,739 and 562,739 at
 September 30, 1994 and December 31, 1993,
 respectively)...............................          (2,593)           (2,818)
Retained earnings............................          50,322            43,572
                                                      -------           -------
    TOTAL STOCKHOLDERS' EQUITY...............         100,594           101,484
                                                      -------           -------
      TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY................................      $1,021,546          $972,732
                                                   ==========          ========

           SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                     LAURENTIAN CAPITAL CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in thousands, except per share data)
                              (Unaudited)

                                                        Nine Months Ended        Quarter Ended
                                                          September 30,          September 30,
                                                         1994       1993        1994       1993
                                                       --------   --------    -------    -------
Revenues:
 Premiums                                            $  63,455   $  61,392   $  22,802   $  21,078
 Net investment income                                  33,398      35,851      11,439      12,468
 Realized investment gains                               2,467       2,115          87         851
 Other revenue                                           3,103       2,978       1,447       1,120
                                                     ---------   ---------   ---------   ---------
   Total revenues                                      102,423     102,336      35,775      35,517
                                                     ---------   ---------   ---------   ---------
Benefits and expenses:
 Benefits and settlement expenses                       59,321      59,954      21,222      20,759
 Amortization of deferred
  policy acquisition costs                              10,829       9,185       4,144       2,857
 Insurance and other expenses                           22,810      24,783       7,255       8,849
                                                     ---------   ---------   ---------   ---------
   Total benefits and expenses                          92,960      93,922      32,621      32,465
                                                     ---------   ---------   ---------   ---------
Income before income taxes and
 cumulative effect of accounting change                  9,463       8,414       3,154       3,052
Income tax expense:
  Current                                                  500         400         300         190
  Deferred                                               1,960       2,166         457         765
                                                     ---------   ---------   ---------   ---------
Income before cumulative effect of
 accounting change                                       7,003       5,848       2,397       2,097
Cumulative effect of accounting change:
 Adoption of SFAS 109                                        0         400           0           0
                                                     ---------   ---------   ---------   ---------
NET INCOME                                           $   7,003   $   6,248   $   2,397   $   2,097
                                                     =========   =========   =========   =========

Income available to common shareholders:

  Net income                                         $   7,003   $   6,248   $   2,397   $   2,097
  Less: accrued dividends on
   preferred stock                                         178         207          51          69
                                                     ---------   ---------   ---------   ---------
Net income attributable
 to common shareholders                              $   6,825   $   6,041   $   2,346   $   2,028
                                                     =========   =========   =========   =========

Earnings per share:
 Income before cumulative effect of
  accounting change                                  $    0.90   $    0.75   $    0.31   $    0.27
 Cumulative effect of accounting change:
  Adoption of SFAS 109                                    0.00        0.05        0.00        0.00
                                                     ---------   ---------   ---------   ---------
NET INCOME                                           $    0.90   $    0.80   $    0.31   $    0.27
                                                     =========   =========   =========   =========
Weighted average shares outstanding (in thousands)       7,578       7,549       7,594       7,549
                                                     =========   =========   =========   =========

          SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                      LAURENTIAN CAPITAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                 (Unaudited)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                1994         1993
                                                               ------       ------
Cash flow from operations:
 Net income                                                 $   7,003     $   6,248
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Cumulative effect of change in accounting principle                0          (400)
 Increase in policy liabilities and accruals,
  policyholders' funds and income taxes                        18,209        12,959
 Increase in accrued investment income and
  accounts and notes receivable                                   (53)         (586)
 Increase (decrease) in accrued expense and
  other liabilities                                              (785)        1,138
 Amortization of deferred policy acquisition costs             10,829         9,185
 Policy acquisition costs deferred                            (11,151)       (7,646)
 Depreciation expense                                           1,106         1,143
 Amortization of goodwill                                         200           214
 Realized gains on investments                                 (2,467)       (2,115)
 Other reconciling adjustments, net                            (1,163)       (1,643)
                                                            ---------     ---------
   Net cash provided by (used in) operating activities         21,728        18,497
                                                            ---------     ---------
Cash flow from investing activities:
 Sale of investments                                           15,727         8,786
 Maturity or repayment of investments                          72,962       167,294
 Purchase of investments                                     (109,975)     (208,451)
 Purchase of property and equipment                            (1,065)         (984)
 Net decrease in short-term investments                         9,489        21,540
                                                            ---------     ---------
   Net cash provided by (used in) investing activities        (12,862)      (11,815)
                                                            ---------     ---------
Cash flow from financing activities:
 Proceeds from borrowing                                       45,000           392
 Repayment of debt                                            (54,822)            0
 Sale of treasury shares                                          282            19
 Dividends to preferred shareholders                             (253)         (276)
 Redemption of preferred stock                                   (859)            0
 Other financing activities, net                                    0            (3)
                                                            ---------     ---------
   Net cash provided by (used in) financing activities        (10,652)          132
                                                            ---------     ---------
Net increase (decrease) in cash                                (1,786)        6,814

Cash at beginning of period                                     8,722        20,292
                                                            ---------     ---------
Cash at end of period                                       $   6,936     $  27,106
                                                            =========     =========
Supplemental disclosure of cash flow information:
  Cash paid for interest expense                            $   2,746     $   3,667
  Cash paid for federal income taxes                              478           275

         SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                      LAURENTIAN CAPITAL CORPORATION
             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:
- - -------------------------------

The Interim Consolidated Financial Statements should be read in conjunction with the following notes and with the Notes to the Consolidated Financial Statements included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1994 and the results of operations and statements of cash flows for the three month and nine month periods ended September 30, 1994 and 1993.

The consolidated financial statements include, after intercompany eliminations, Laurentian Capital Corporation (individually or collectively with its subsidiaries, the "Company"), and its wholly-owned subsidiaries Loyal American Life Insurance Company ("Loyal"), Prairie States Life Insurance Company ("Prairie"), and Rushmore National Life Insurance Company ("Rushmore").

The results of operations for the nine month period ended September 30, 1994 are not necessarily indicative of the results to be expected for the full year. Certain prior year information has been reclassified to conform with the current year's presentation.

NOTE 2 - CHANGE IN ACCOUNTING PRINCIPLE - ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES:
- - ---------------------------

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

SFAS 115 does not permit a retroactive application to prior years' financial statements. The effect of adopting SFAS 115 was to increase the carrying amount of fixed maturity securities classified as available for sale by $6.5 million, increase deferred income taxes payable by $2.2 million, and increase stockholders' equity by $4.3 million (or $0.57 per share), as of January 1, 1994. Due to the general decline in the bond market experienced during 1994, the effect of SFAS 115 was to decrease the carrying amount of fixed maturities available for sale, deferred income taxes payable and stockholders' equity by $9.3 million, $3.2 million and $6.1 million (or $0.81 per share), respectively, at September 30, 1994.

NOTE 3 - INVESTMENTS:
- - ---------------------

Of the fixed maturity investments, $4.7 million at amortized cost, less permanent impairments, were rated as below investment grade as of September 30, 1994. These investments had an associated market value of $4.4 million. As of December 31, 1993, $8.8 million at amortized cost, less permanent impairments, with an associated market value of $9.1 million were rated as below investment grade. Most of these securities have been evaluated by the National Association of Insurance Commissioners and found to be suitable for reporting at book value for statutory reporting purposes. No material effect is expected from these holdings on the Company's financial condition or the results of operations. The Company's investment strategy is to hold fixed income instruments to maturity and to recognize permanent impairments on those investments where reduction in amounts to be received at maturity is likely.

*******************************************************************************
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS
       ----------------------------------------------------------------

Premium Income
- - --------------

The following table sets forth for the periods shown the amount of premium income for the Company, and the percentage change from the corresponding prior-year period:

                           Nine Months Ended    Three Months Ended
                             September 30          September 30
                          ------------------    ------------------
                                   (Dollars in thousands)

       1994 amount             $63,455                $22,802

       1993 amount              61,392                 21,078

       Percentage increase         3.4%                   8.2%

For the nine months and quarter ended September 30, 1994, the net increase in premium income, as compared to the corresponding period in 1993, was due to increased life insurance sales at Prairie.

Net Investment Income, Realized Investment Gains and Other Revenue
- - ------------------------------------------------------------------

The following table sets forth for the periods shown the amount of net investment income, realized investment gains and other revenue and the percentage change from the corresponding prior-year period:

                           Nine Months Ended    Three Months Ended
                              September 30         September 30
                           ------------------   ------------------
                                   (Dollars in thousands)

        1994 amount           $ 38,968               $ 12,973

        1993 amount             40,944                 14,439

        Percentage decrease       (4.8)%                (10.2)%

For the nine months and quarter ended September 30, 1994, the decreases in net investment income, realized investment gains and other revenue in 1994, as compared to 1993, were primarily due to decreases in net investment income of $2.5 million and $1.0 million, respectively. The decrease for the nine months ended September 30, 1994 was partially offset by an increase in gross realized investment gains of $0.4 million, most of which resulted from the Company's sale of its investment in North American National Corporation in the first quarter for a gross realized gain of $1.7 million. The decline in net investment income reflects the reduced portfolio yield as a result of significant prepayments received during 1993 that were reinvested at lower interest rates. Partially offsetting the decline in portfolio yield has been an increase in invested assets.

Benefits & Expenses
- - -------------------

The following table sets forth for the periods shown the benefits and expenses incurred by the Company as a percentage of premium income:

                        Nine Months Ended             Quarter Ended
                         September 30                 September 30
                     ---------------------        ----------------------
                     Benefits     Expenses        Benefits      Expenses
                     --------     --------        --------      --------
       1994           93.5%         53.0%          93.1%          50.0%
       1993           97.7%         55.3%          98.5%          55.5%


For the nine months ended September 30, 1994, benefits decreased by $0.6 million as compared to the prior year. The decrease was due primarily to lower levels of life insurance benefits at Loyal, primarily in the first quarter. For the quarter ended September 30, 1994, benefits increased by $0.5 million as compared to the prior year while the percentage decreased due to a $1.7 million increase in premium income.

Total expenses decreased $0.3 million for both the nine months and quarter ended September 30, 1994. Interest expense for the nine months and quarter ended September 30, was approximately $0.9 and $0.5 million lower than the corresponding prior year periods, respectively, due to the refinancing of the Company's debt. The Company continues to seek opportunities to reduce expenses through various cost containment programs. Offsetting the decreases in benefits and expenses was an increase in the amortization of deferred acquisition costs asociated with the increase in single premium annuity and life insurance products.

Income Taxes
- - ------------

The Company's effective tax rates for the periods ended September 30, 1994 and 1993 were 26% and 30.5%, respectively. The primary reason the effective tax rates for the periods ended September 30, 1994 and 1993 are lower than the enacted statutory tax rate of 34% is due to the utilization of previously unrecognized tax benefits on the sales of certain real estate investments during the 1994 and 1993 periods and on the sale of the investment in North American National during the 1994 period.

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The cumulative benefit of $400,000 of adopting this change as of January 1, 1993 has been reflected in the statement of operations for the nine months ended September 30, 1993 included herein.

Net Income
- - ----------

The following table sets forth for the periods shown net income and earnings per share:

                             Nine Months Ended         Three Months Ended
                               September 30               September 30
                           ---------------------      ---------------------
                           (Dollars in thousands except per share amounts)

                                  Earnings                  Earnings
                           Amount      Per Share      Amount       Per Share
                           ------      ---------      ------       ---------
  1994 amount              $7,003       $ 0.90        $2,397         $ 0.31

  1993 amount               6,248         0.80         2,097           0.27

  Increase amount             755         0.10           300           0.04

The improvement in net income of approximately $0.8 million and $0.3 million for the nine month and three month periods ended September 30, 1994, respectively, over the corresponding periods in 1993, was due primarily to reductions in expenses, offset by a decrease in net investment income. Included in net income for the nine month period ended September 30, 1993 is a non-recurring income tax benefit of $400,000 as a result of the Company's adoption of SFAS 109.

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

As of September 30, 1994, the Company's total fixed maturity investment portfolio had an amortized cost of $508.2 million with a market value of $475.4 million, $32.8 million below amortized cost. A portion of this amount has been charged against stockholders' equity as of September 30, 1994 in accordance with SFAS 115, as described in Note 2 to the Interim Consolidated Financial Statements presented herein. This differential between amortized cost and market is significantly influenced by changes in interest rates subsequent to purchase of the investment. The Company had $23.0 million in mortgage loans at September 30, 1994, which could reflect a small premium or discount if those loans had quoted market prices. Since these assets are invested for terms generally corresponding to anticipated future benefit payments and carry interest rates in excess of assumed reserve interest rates, they produce predictable cash flows and when combined with future premium income should be sufficient to fund the Company's future benefit payments in the ordinary course of business without any need for liquidation prior to maturity.

The Company holds a substantial position in mortgage-backed securities ("MBS"). These are instruments collateralized by pools of residential or commercial mortgages, which return interest and principal payments to the investor monthly. The Company's MBS holdings are primarily issued by either U.S. government agencies (i.e., GNMA, FNMA and FHLMC) or major U.S. financial institutions. MBS are subject to prepayment risk, especially in periods when interest rates are falling, which can adversely affect their yield and maturity. With the significant decline experienced in interest rates throughout 1993, the Company experienced significant prepayment activity. The Company has experienced a decline in the portfolio yield as a result of reinvesting these proceeds into similar investments at lower interest rates. The level of prepayment activity abated significantly during the first nine months of 1994, and the Company expects prepayment activity to diminish further throughout the remainder of 1994.

Policy loans at September 30, 1994 were $50.8 million. These loans have associated rates in the 3.5% to 8% range, at least equal to the assumed interest rates used for future policy benefits; accordingly, policy loans should not result in negative cash flow.

In addition to the cash flow necessary to fund benefit payments, the Company requires cash flows for operating and administrative expenses. The level of expenses normally fluctuates in proportion to the amount of premium produced; however, the Company's cash disbursements in the holding company have from time to time exceeded its cash receipts, principally due to its former acquisitions program. In accordance with the mandatory redemption provision of its preferred stock, the Company redeemed 8,529 shares of such stock during the third quarter of 1994. The stock was redeemed at $100 per share, for a total cash outlay of $852,900.

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

         Item 3  Defaults upon Senior Securities
                 -------------------------------
                           Not applicable

         Item 4  Submission of Matters to a Vote of Security Holders
                 ---------------------------------------------------
                           Not applicable

         Item 5  Other Information
                 -----------------
                           Not applicable

         Item 6  Exhibits and Reports on Form 8-K
                 --------------------------------
                           (a)

                    (2)  Plan  of  acquisition,   reorganization,   arrangement,
liquidation or succession.
                             Not applicable
                    (4) Instruments defining the rights of security holders, including indentures.
                             Not applicable
                   (10) Material Contracts.
                             Not applicable
                   (11) Statement re: computation of per share earnings.
                            See Exhibit 11 - attached
                   (15) Letter re: unaudited interim financial information
                            Not applicable
                   (18) Letter re: change in accounting principles.
                            Not applicable
                   (19) Report furnished to security holders.
                            Not applicable
                   (22) Published report re: matters submitted to vote of security holders.
                            Not applicable
                   (23) Consents of experts and counsel.
                            Not applicable
                   (24) Power of attorney.
                            Not applicable
                   (27) Financial data schedule See Exhibit 27 - attached

          -----------------

         Item 6  Exhibits and Reports on Form 8-K (continued)
                 --------------------------------
          (a)     (continued)

                   (99) Additional exhibits.
                            Not applicable

          (b) During the period covered by this Form 10-Q Quarterly Report, the Company filed no reports on Form 8-K.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LAURENTIAN CAPITAL CORPORATION
                                          ------------------------------
                                          Registrant


Date:  November 14, 1994                  /s/ Bernhard M. Koch
     ----------------------               --------------------
                                          Bernhard M. Koch
                                          Senior Vice President, Treasurer,
                                          Chief Financial Officer and Secretary

                          EXHIBIT INDEX

                                                                   Page
                                                                  Number
                                                                  ------
Exhibit 11       Statement regarding computation of
                 per share earnings                                18


Exhibit 27       Financial data schedule                           19