Form 10-K
LAURENTIAN CAPITAL CORP/DE/
filed 1995-03-31
CIK 92342

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                         ------------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED        COMMISSION FILE NO.
       DECEMBER 31, 1994                  0-8403

                         ------------------------------

                         LAURENTIAN CAPITAL CORPORATION

                         ------------------------------

          DELAWARE                     59-1611314
  (State of Incorporation)        (IRS Employer ID #)

                                  640 Lee Road
                           Wayne, Pennsylvania 19087

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (610) 889-7400

                         ------------------------------

          Securities Registered Pursuant to Section 12(b) of the Act:

                  TITLE OF CLASS                         NAME OF EXCHANGE ON WHICH REGISTERED
--------------------------------------------------  -----------------------------------------------
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

                               Yes _X_ No ______

     Aggregate market value of voting shares held by nonaffiliates of the Registrant as of March 21, 1995: $14,876,136

 Number of shares outstanding of the Registrant's Common Stock as of March 21,
                                     1995:
                Common Stock, $.05 Par Value -- 7,587,398 shares

                      DOCUMENTS INCORPORATED BY REFERENCE:

  Portions of the Registrant's Proxy Statement for the 1995 Annual Meeting of
                                  Stockholders
                  are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

                        GENERAL DEVELOPMENT OF BUSINESS

     Laurentian Capital Corporation (the 'Company') is a Delaware holding company engaged through its subsidiaries in providing life and health insurance and related services. As the context requires, references herein to the Company refer to the Company individually or to the Company together with its subsidiaries.

     The Company's principal insurance subsidiaries are Loyal American Life Insurance Company, Mobile, Alabama ('Loyal') and Prairie States Life Insurance Company, Rapid City, South Dakota ('Prairie'). The Company's principal non-insurance subsidiaries are International Funeral Associates, Inc., Hurst, Texas ('IFA'), Laurentian Investment Services, Inc., Houston, Texas ('LIS'), and CSW Management Services, Inc., Houston, Texas ('CSW').

     Approximately 71.6% of the outstanding common stock of the Company is owned by The Imperial Life Assurance Company of Canada ('Imperial') and an additional 9.8% is owned by Imperial's direct parent, Laurentian Financial, Inc. ('Financial'), which in turn is a wholly-owned subsidiary of The Laurentian Group Corporation ('Group'). Prior to January 1, 1994, Group was an indirect subsidiary of The Laurentian Mutual Management Corporation. On that date, La Confederation des caisses popularies et d'economie Desjardins du Quebec, a cooperative association constituted under the laws of the province of Quebec, Canada (the 'Confederation'), through its subsidiaries, Desjardins Laurentian Financial Corporation ('DLFC') and La Societe financiere des caisses Desjardins, Inc. ('SFCD'), acquired substantially all of the outstanding voting shares of Group, thereby becoming beneficial owner of the approximately 81.4% of the outstanding common stock of the Company beneficially owned by Group.

     In November 1994, the Company engaged Oppenheimer & Co., Inc. ('Oppenheimer') as financial advisor to evaluate various strategies for maximizing shareholder value, including possible business combinations or other transactions. Oppenheimer is in the process of evaluating a variety of alternatives and has contacted third parties in that connection. There can be no assurances that the engagement will result in any transaction.

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

     Of all the prefunded funerals in the United States, approximately 35% are funded through pre-need life insurance and annuity products purchased from life insurance companies, with the balance funded through various state and local master funeral trusts. Prairie's operations are conducted in conjunction with relationships with a variety of non-insurance companies connected with pre-need products and services, including subsidiaries of the Company.

     IFA is an association whose membership consists of funeral directors throughout the United States. IFA members receive a variety of benefits (such as discounts on casket purchases) as a result of their membership.

     LIS provides trust management and investment advisory services for various state and local master funeral trusts. CSW specializes in providing administrative services, including accounting, tax reporting, commission accounting and income and expense allocations, to various funeral trusts.

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

                           ACQUISITIONS/DIVESTITURES

     The Company's growth and expansion philosophy has placed an emphasis on internal sales expansion with some reliance upon selective acquisition of insurance and non-insurance operations. The Company believes that under appropriate circumstances, it can acquire established life and health insurance companies, compatible blocks of business or other companies that complement its existing operations. The Company was active in acquisitions prior to 1988, but limited its expansion activities from 1988 through 1993.

     During 1994, the Company completed three acquisitions which it anticipates will enhance the operations of its two principal insurance subsidiaries. Prairie acquired Assured Security Life Insurance Company ('Assured') in July 1994, which has resulted in expanded penetration into the pre-need life insurance and annuity marketplace. In September 1994, the Company acquired CSW, which specializes in pre-need trust administration services. In August 1994, Loyal acquired Purity Financial Corporation ('Purity'), a marketing agency based in Jacksonville, Florida which is anticipated to enhance Loyal's business within the credit union market.

                   GEOGRAPHIC DISTRIBUTION OF PREMIUM INCOME

     The Company received premium income from all states in 1994. Based on the premium income of the various subsidiaries in 1994, the Company's premium revenue was distributed approximately as follows:

                                                                              PERCENT OF
STATE                                                                       TOTAL PREMIUM
--------------------------------------------------------------------------  --------------
Washington................................................................          9.19%
Minnesota.................................................................          9.06
Tennessee.................................................................          8.26
California................................................................          8.14
North Carolina............................................................          5.99
Alabama...................................................................          5.35
Florida...................................................................          4.34
Texas.....................................................................          3.77
Mississippi...............................................................          3.54
South Dakota..............................................................          3.35
Missouri..................................................................          3.10
Arkansas..................................................................          2.41
Georgia...................................................................          2.02
All Other.................................................................         31.48*
                                                                            --------------
                                                                                  100.00%
                                                                            --------------
                                                                            --------------

------------------

* No other state produced as much as 2% of premium income.

     The Company operates primarily in the life and health insurance industry and, therefore, does not present separate segment information with respect to industry segments. Operations of non-life companies are not material to be isolated for segment reporting purposes.

                 STATISTICAL INFORMATION CONCERNING OPERATIONS

     The following table indicates terminations of individual life insurance in force attributable to death, lapse, expiry, and surrender. Lapse ratios are also indicated, which compare lapses plus surrenders to the average insurance in force.

                                                                      YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------------------------
                                                     1994         1993         1992         1991         1990
                                                  -----------  -----------  -----------  -----------  -----------
                                                                          (IN THOUSANDS)
Life Insurance Terminations
  (Individual only)
     Death......................................  $    32,089  $    30,994  $    28,047  $    29,732  $    26,679
     Lapse......................................  $   234,253  $   307,907  $   426,220  $   647,448  $   671,909
     Expiry.....................................  $    40,693  $    38,934  $    20,427  $    19,620  $    22,628
     Surrender..................................  $   144,691  $   129,870  $   103,815  $   136,327  $   143,676
     Lapse Ratio................................        11.8%        12.7%        15.1%        19.6%        16.6%

                                  INVESTMENTS

     The laws under which each insurance subsidiary of the Company operates prescribe the nature and quality of and set limits on the various types of investments which may be made by insurance companies. These laws generally permit investments in qualified state, municipal and federal government obligations, corporate bonds, preferred and common stock, real estate, and real estate mortgages where the value of the underlying real estate exceeds the amount of the mortgage loan. The following table shows the Company's investments at December 31, 1994:


                                                                                                          PERCENT
                                                                                         BOOK VALUE      OF TOTAL
                                                                                        -------------   INVESTMENTS
                                                                                             (IN       -------------
                                                                                          THOUSANDS)
Fixed maturities:
  Bonds --
     United States Government and government agencies
        and authorities...............................................................   $   175,193          30.2%
     States, municipalities, political subdivisions and
        foreign governments...........................................................         3,570           0.6
     Public utilities.................................................................        13,241           2.3
     All other corporate bonds........................................................       300,059          51.6
                                                                                        -------------  -------------
        Total fixed maturities........................................................       492,063          84.7
                                                                                        -------------  -------------
Equity securities:
  Common stocks.......................................................................         6,955           1.2
  Preferred stocks....................................................................         3,683           0.6
                                                                                        -------------  -------------
        Total equity securities.......................................................        10,638           1.8
                                                                                        -------------  -------------
Mortgage loans on real estate.........................................................        21,420           3.7
Investment real estate................................................................         4,489           0.8
Policy loans..........................................................................        50,600           8.7
Short-term investments................................................................         1,616           0.3
                                                                                        -------------  -------------
        Total investments.............................................................   $   580,826         100.0%
                                                                                        -------------  -------------
                                                                                        -------------  -------------

     In accordance with generally accepted accounting principles, all investments other than equity securities and the portion of fixed maturities which the Company has designated as available for sale are valued at either original or amortized cost. The equity securities and fixed maturities available for sale are valued at market with any unrealized investment gains or losses reflected in stockholders' equity, net of applicable deferred taxes. Investments are adjusted for other than temporary declines in carrying value when deemed appropriate. See Note 2 to Consolidated Financial Statements for certain information relating to the market value of the Company's investments. Consistent with the long-term nature of life insurance contracts, the Company expects to hold the fixed maturity investments to maturity, earlier prepayment or redemption.

     The investment strategy of the Company emphasizes investment quality fixed income securities. Over the past several years the Company has reduced its percentage of investments held in equity securities, mortgage loans, investment real estate, and policy loans from 40% in 1988 to 15% at the end of 1994. As of December 31, 1994, 84.7% of investments were in fixed income securities, and of that total, over 99% of such securities are classified as investment grade.

     The quality of the Company's fixed maturity investments at December 31, 1994, according to the rating assigned by nationally recognized statistical rating organizations, is as follows:

                                                                                       % OF         % OF        ESTIMATED
                                                        NAIC            BOOK           FIXED      INVESTED       MARKET
INVESTMENT QUALITY (1)                                RATING (2)       VALUE (3)    MATURITIES     ASSETS         VALUE
--------------------------------------------------  ---------------  -------------  ----------- ------------- --------------
                                                                     (IN THOUSANDS)                           (IN THOUSANDS)

AAA...............................................             1      $   265,229         53.9         45.7    $   246,704
AA................................................             1          106,389         21.6         18.3        100,046
A.................................................             1          105,033         21.4         18.1         99,689
BBB+..............................................             2            4,043          0.8          0.7          4,046
BBB...............................................             2            6,427          1.3          1.1          6,421
BBB-..............................................             2            1,806          0.4          0.3          1,813
                                                                     -------------  -----------       -----   -------------
  Total investment grade..........................                        488,927         99.4         84.2        458,719
                                                                     -------------  -----------       -----   -------------
BB+...............................................             3              775          0.2          0.1            775
BB................................................             3            1,145          0.2          0.2          1,147
B and below.......................................           4-6            1,216          0.2          0.2          1,195
                                                                     -------------  -----------       -----   -------------
  Total below investment grade....................                          3,136          0.6          0.5          3,117
                                                                     -------------  -----------       -----   -------------
  Total fixed maturities..........................                    $   492,063        100.0         84.7    $   461,836
                                                                     -------------  -----------       -----   -------------
                                                                     -------------  -----------       -----   -------------

------------------
(1) Bonds are classified according to the highest rating by a nationally recognized statistical rating organization. Bonds not rated by any such organization are classified according to the rating assigned to them by the Securities Valuation Office of the National Association of Insurance Commissioners ('NAIC') as follows: for the purposes of the table, NAIC Class 1 is included in the 'A' rating; Class 2, 'BBB-'; Class 3, 'BB-'; and Classes 4-6, 'B and below'.

(2) The NAIC assigns security quality ratings and uniform book values called 'NAIC Designations' which are used by insurers when preparing their statutory annual statements. The NAIC assigns ratings to publicly traded as well as privately placed securities. The ratings assigned by the NAIC range from Class 1 to Class 6, with a rating in Class 1 being of the highest quality. The NAIC ratings above are as of December 31, 1994, the latest date for which such ratings are available.

(3) At amortized cost for fixed maturities held to maturity, and at market value for fixed maturities available for sale. See Notes 1 and 2 to the Company's consolidated financial statements for the year ended December 31, 1994.

     The following table shows the investment results of the Company for the years 1990 through 1994:


                                     NET INVESTMENT
                   CASH, ACCRUED    INCOME EXCLUDING      PERCENTAGE EARNED
                 INVESTMENT INCOME  GAIN OR LOSS FROM       ON AVERAGE OF
  YEAR ENDED      AND INVESTMENTS        SALE OF              CASH AND
 DECEMBER 31,     AT DECEMBER 31       INVESTMENTS           INVESTMENTS
---------------  -----------------   -----------------   ---------------------
                  (IN THOUSANDS)     (IN THOUSANDS)
        1990        $   520,552         $  43,436                  8.4%
        1991            555,572            45,307                  8.4
        1992            569,216            46,927                  8.3
        1993            599,861            46,820                  8.0
        1994            607,266            44,876                  7.5

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

     In recent years, the Company's amount of ceded reinsurance premium has declined. The reduction was due primarily to the run-off (i.e., non-renewal) of policies subject to certain older reinsurance treaties as well as the continued emphasis on premium growth in the pre-need life insurance market, where face amounts on most policies are within current Company retention limits. Expressed as a percentage of direct premiums written, ceded reinsurance has decreased from approximately 33% in 1987 to 6.3% in 1994.

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

                           FEDERAL INCOME TAX MATTERS

     The Company's life insurance subsidiaries are taxed by the federal government in a manner similar to companies in other industries. However, certain restrictions on consolidating life insurance company income with non-insurance income are applicable to the Company; thus, the Company is not able to fully consolidate the operating results of its subsidiaries for federal income tax purposes.

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

                                   REGULATION

     The Company's subsidiaries, like other insurers, are subject to comprehensive regulation in the various states in which they are authorized to conduct business. The laws of such states establish supervisory agencies with broad administrative powers, among other things, to grant and revoke licenses for transacting business, to regulate the form and content of policies, to set reserve requirements, to specify the type and amount of investments and to review premium rates for fairness and adequacy. These supervisory agencies periodically examine the business and accounts of the Company's subsidiaries and require such subsidiaries to file detailed annual convention statements prepared in accordance with statutory requirements.

     Insurance companies also can be required, under the solvency or guaranty laws of most states in which they do business, to pay assessments (up to prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. The frequency and amount of such assessments have increased in recent years and are generally expected to increase further in future years. Loyal and Prairie were assessed, and paid, $376,000 in 1994 to various state guaranty funds. The amount of any material future assessments under these laws cannot reasonably be estimated.

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

     The National Association of Insurance Commissioners ('NAIC') is an association made up of the officials of each state responsible for the administration of that state's insurance laws. The NAIC and state insurance regulators have become involved in the process of reexamining certain existing insurance laws and regulations and their application to insurance companies. This reexamination has addressed a number of areas, including insurance company investment and solvency issues, risk-based capital ('RBC') guidelines, assumption reinsurance, interpretation of existing laws, the development of new laws, and the circumstances under which dividends may be paid. The NAIC has encouraged states to adopt model NAIC laws on specific topics such as holding company regulations and the definition of extraordinary dividends. It is not possible to predict the future impact of changing state regulation on the operations of the Company.

     The RBC rules currently in effect attempt to measure statutory capital and surplus needs based upon the risks in an insurance company's mix of products and investment portfolio. An RBC analysis evaluates the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with: (i) asset quality; (ii) mortality and morbidity; (iii) asset and liability matching; and (iv) other business factors. According to the NAIC, the RBC rules are not intended to be used by state insurance regulators as an absolute minimum or ideal level of required surplus. Rather, they are designed to serve as a tool to assist state insurance regulators in identifying potentially impaired insurance companies on a timely basis. The RBC rules will prompt different levels of regulatory action depending upon the result of RBC analysis for each company.

     In states which have adopted the NAIC regulations, the new RBC requirements provide for four different levels of regulatory attention depending on an insurance company's RBC Ratio (its Adjusted Capital compared to its Authorized Control Level, as defined in the regulations). The 'Company Action Level' is triggered if a company's RBC Ratio is less than 200% but greater than or equal to 150%, or if a negative trend has occurred (as defined in the regulations) and the company's RBC Ratio is less than 250%. At the Company Action Level, the company must submit a comprehensive plan to the regulatory authority which discusses proposed corrective actions to improve its capital position. The 'Regulatory Action Level' is triggered if a company's RBC Ratio is less than 150% but greater than or equal to 100%. At the Regulatory Action Level, the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed. The 'Authorized Control Level' is triggered if a company's RBC Ratio is less than 100% but greater than or equal to 70%, and the regulatory authority may take any action it deems necessary, including placing the company under regulatory control. The 'Mandatory Control Level' is triggered if a company's RBC Ratio is less than 70%, and the regulatory authority is mandated to place the company under its control.

     Based upon the enacted RBC rules, both Loyal and Prairie have strong RBC Ratios (in excess of 500%) as of December 31, 1994.

     The Company is registered under the Securities Exchange Act of 1934 and is subject to rules and regulations of the Securities and Exchange Commission. As a company with securities listed on the American Stock Exchange ('AMEX'), the Company is also subject to the rules and policies of the AMEX.

                                   EMPLOYEES

     The Company had approximately 327 full-time employees and 2,617 full and part-time agents at December 31, 1994. The various subsidiaries have separate benefit programs for their employees but in general they are covered by contributory major medical insurance and group life insurance plans. In addition, the Company maintains a 401(k) profit sharing savings plan for its employees and the employees of the Company's subsidiaries. See Note 10 to Consolidated Financial Statements. The costs for all these benefits, except profit sharing plans, amounted to approximately $1.7 million in 1994.

ITEM 2.  PROPERTIES.

     The Company's principal executive offices are located in Wayne, Pennsylvania. It leases approximately 4,100 square feet of office space at 640 Lee Road, Suite 303, Wayne, Pennsylvania. The aggregate monthly rental is approximately $8,800.

     Loyal's Home Office building is located at 2800 Dauphin Street, Mobile, Alabama. This building contains approximately 89,000 square feet, of which approximately 62,000 square feet are utilized for Company purposes. The remainder of the building is leased to outside tenants. The book value of the property at December 31, 1994 is approximately $3.5 million.

     Prairie's Home Office building is located at 440 Mount Rushmore Road, Rapid City, South Dakota. The building contains approximately 44,000 square feet, of which approximately 34,000 square feet are utilized for Company purposes, while the remainder of the building is leased to outside tenants. This six-story building and the underlying real property are subject to mortgage indebtedness (capitalized lease) of approximately $476,000 as of December 31, 1994. The book value of the property at December 31, 1994 is approximately $3.4 million.

     Prairie leases marketing and administrative space in several other locations. The aggregate monthly rental for these locations is approximately $4,000.

     CSW and IFA lease marketing and administrative space in their respective offices. The aggregate monthly rental for these locations is approximately $6,000.

     In addition, Prairie is obligated on leases for space previously used for administrative purposes. This space is currently being sub-leased. The net monthly rental is approximately $5,500.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1994.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock trades on the American Stock Exchange ('AMEX') under the symbol 'LQ'.

     The transfer agent for the Company's common stock is Chemical Bank, Security Holder Relations, P.O. Box 24935, Church Street Station, New York, New York 10249.

     The table below presents the high and low sales prices of the Company's common stock on the AMEX during the time periods indicated.

PERIOD                                                                     HIGH         LOW
----------------------------------------------------------------------     -----     ---------
1994:
  First quarter.......................................................   $   9       $     8 1/4
  Second quarter......................................................       9 5/8         8 1/4
  Third quarter.......................................................      11 5/8        10
  Fourth quarter......................................................      12            10
1993:
  First quarter.......................................................   $   7 3/8 $       6
  Second quarter......................................................       7 1/2         6 3/4
  Third quarter.......................................................       8 7/8         7 1/2
  Fourth quarter......................................................       8 5/8         8

     The closing market price of the Company's common stock on March 21, 1995, was $12.00 per share.

     At March 21, 1995, there were approximately 10,000 holders of record of the Company's common stock.

     The Company has paid no common stock dividends during the two years ended December 31, 1994. It is the policy of the Company to retain its earnings to finance expansion and growth. While the payment of future dividends will rest with the discretion of the Board of Directors and will depend, among other things, upon the Company's earnings, capital requirements and financial condition, the Company presently expects to retain its earnings to facilitate growth, both internally and by acquisition. The Company has no present plans to pay common stock dividends.

     The Company's ability to pay common stock dividends may be limited by regulations affecting its insurance subsidiaries. Under applicable insurance laws, the Company's insurance subsidiaries may generally only pay cash dividends out of that part of available surplus which is derived from statutory net gains from operations, unless regulatory approval is obtained. In addition, payments of interest and principal relating to a surplus debenture at one of the Company's insurance subsidiaries also requires prior regulatory approval. See
Note 7 to Consolidated Financial Statements and 'LIQUIDITY AND CAPITAL RESOURCES' under Item 7.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected consolidated financial data of the Company has been derived from the Consolidated Financial Statements of the Company. Certain reclassifications have been made to prior year amounts for comparative purposes.

                                                                     YEAR ENDED DECEMBER 31,
                                                -----------------------------------------------------------------
                                                    1994          1993         1992         1991         1990
                                                -------------  -----------  -----------  -----------  -----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA
Premiums......................................  $      85,751  $    81,443  $    80,186  $    79,551  $    79,889
Realized investment gains (losses)............          2,323        2,773           53        3,696       (2,548)
Net investment and other income...............         49,611       50,038       50,159       47,774       46,557
                                                -------------  -----------  -----------  -----------  -----------
  Total revenues..............................  $     137,685  $   134,254  $   130,398  $   131,021  $   123,898
                                                -------------  -----------  -----------  -----------  -----------
                                                -------------  -----------  -----------  -----------  -----------
Benefits and expenses.........................  $     125,119  $   122,876  $   120,221  $   122,798  $   139,973
Income tax expense (benefit)..................          3,058        3,584        3,463        2,777         (410)
Income (loss) before cumulative effect of
  accounting change...........................          9,508        7,794        6,714        5,446      (15,665)
Cumulative effect of accounting change:
  Effect of implementation of SFAS 109........              0          400            0            0            0
Net income (loss).............................  $       9,508  $     8,194  $     6,714  $     5,446  $   (15,665)
PER SHARE DATA
Income (loss) before cumulative effect of
  accounting change...........................  $        1.22  $      1.00  $      0.80  $      0.63  $     (1.97)
Cumulative effect of accounting change:
  Effect of implementation of SFAS 109........              0          .05            0            0            0
                                                -------------  -----------  -----------  -----------  -----------
Net income (loss).............................  $        1.22  $      1.05  $      0.80  $      0.63  $     (1.97)
                                                -------------  -----------  -----------  -----------  -----------
                                                -------------  -----------  -----------  -----------  -----------
Weighted average number of shares
  outstanding.................................          7,580        7,549        7,984        8,111        8,111
Stockholders' equity..........................  $       13.02  $     13.44  $     12.20  $     10.84  $     10.06
BALANCE SHEET DATA
Invested assets...............................  $     580,826  $   585,284  $   542,984  $   528,013  $   501,122
Total assets..................................      1,027,886      972,732      942,180      952,398      931,059
Debt..........................................         45,000       54,822       54,454       54,249       53,377
Stockholders' equity..........................         98,796      101,484       92,030       87,918       81,641

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

                                    OVERVIEW

     Laurentian Capital's net income for 1994 was $9.5 million, or $1.22 per share, as compared to net income of $8.2 million, or $1.05 per share, in 1993 and a net income of $6.7 million, or $0.80 per share, in 1992. Excluding the cumulative effect of the adoption of Statement of Financial Accounting Standards No. 109, 'Accounting for Income Taxes' ('SFAS 109'), which contributed $0.4 million to net income in 1993, the Company's net income for 1993 was $7.8 million, or $1.00 per share.

     The 1994 net income of $9.5 million, or $1.22 per share, compares favorably to 1993 net income of $8.2 million, or $1.05 per share. The improvement in net income was due primarily to increased life sales, a lower effective tax rate, and reduced interest expense on the Company's debt. During 1994, the Company refinanced its debt at a lower interest rate and used internal funds to repay $10 million of the debt.

     The 1993 net income of $8.2 million, or $1.05 per share, compared favorably to 1992 net income of $6.7 million, or $0.80 per share. The improvement in net income was due primarily to increased realized capital gains on investments, as well as the Company's successful implementation of expense reduction programs.

     The 1992 net income of $6.7 million, or $0.80 per share, compared favorably to 1991 net income of $5.4 million, or $0.63 per share. The improvement in net income was due primarily to increased investment income and lower death and health claim benefits. In addition, substantially lower levels of realized investment gains were included in 1992 net income than in the prior year.

                             RESULTS OF OPERATIONS

PREMIUM INCOME

     The following table sets forth for the periods shown the amount of premium income and the percentage change in each from the prior period:

                                                                           PREMIUM INCOME
                                                                   ------------------------------
 YEAR ENDED                                                                         PERCENTAGE
DECEMBER 31,                                                          AMOUNT         INCREASE
-----------------------------------------------------------------  -------------  ---------------
                                                                  (IN THOUSANDS)

  1994...........................................................   $    85,751            5.3%
  1993...........................................................        81,443            1.6
  1992...........................................................        80,186            0.8

     Premium income improved in 1994 as compared to 1993 due principally to increased life insurance sales at Prairie. This increase is primarily applicable to the pre-need life insurance line of business, where Prairie has benefitted from expanded relationships with funeral directors. In addition, Loyal's cancer indemnity product sales improved over the prior year.

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


                                                             NET INVESTMENT INCOME, REALIZED
                                                            INVESTMENT GAINS AND OTHER INCOME
                                                          ------------------------------------
 YEAR ENDED                                                                  PERCENTAGE
DECEMBER 31,                                                 AMOUNT      INCREASE/(DECREASE)
--------------------------------------------------------  -------------  ------------------
                                                          (IN THOUSANDS)

  1994...................................................   $    51,934              (1.7)%
  1993...................................................        52,811               5.2
  1992...................................................        50,212              (2.4)

     During 1994, there was a decrease of 1.7% in net investment income, realized investment gains and other income as compared to 1993. During 1993 and early 1994, the Company experienced substantial prepayments on its fixed maturity investments as individuals and corporations took advantage of low interest rates and refinanced their debt obligations. These significant prepayments were reinvested at lower interest rates and, as expected, lowered the overall portfolio yield during the year. This decrease during 1994 was partially offset by the Company's sale of its investment in North American National Corporation ('NANC') in the first quarter for a gross realized gain of $1.7 million. Also, partially offsetting the decline in portfolio yield has been an increase in invested assets. The increase in invested assets was partially offset by the Company's payment of $10 million in conjunction with its debt refinancing during 1994.

     During 1993, there was an increase of 5.2% in net investment income, realized investment gains and other income as compared to 1992. This increase resulted primarily from a $2.7 million increase in realized investment gains. During 1993, the Company experienced substantial prepayments on its fixed maturity investments as individuals and corporations refinanced their debt obligations. The significant prepayments received in 1993 were reinvested at lower interest rates. The Company's increased level of realized investment gains resulted primarily from the exercise of call provisions on these debt obligations, usually at a premium. Net investment income remained stable as a lower portfolio yield was offset by increased invested assets.

     During 1992, there was a decrease of 2.4% in net investment income, realized investment gains and other income as compared to 1991. This decrease resulted primarily from a $3.6 million decline in realized investment gains. During 1992, $4.7 million in other than temporary impairments were recorded, principally to reduce real estate to appraised values, as compared to $0.9 million in 1991. Net investment income in 1992 increased $1.6 million when compared to 1991, due to growth in the Company's invested asset base combined with the accelerated recognition of income on mortgage-backed securities due to increases in prepayment activity.

BENEFITS AND EXPENSES

     The following table sets forth for the periods shown the benefits and expenses incurred by the Company as a percentage of premium income:

                                                                             AS A PERCENTAGE OF
                                                                               PREMIUM INCOME
                                                                          ------------------------
 YEAR ENDED
DECEMBER 31,                                                               BENEFITS     EXPENSES
------------------------------------------------------------------------  -----------  -----------
  1994..................................................................        92.1%        53.8%
  1993..................................................................        94.7         56.2
  1992..................................................................        90.4         59.5

BENEFITS

     Benefits for 1994 decreased as a percentage of premium to 92.1% from 94.7% in 1993. The decrease in benefits was due to a decrease in accident and health insurance benefits incurred by Loyal of approximately $0.9 million. In addition, life insurance benefits at Loyal decreased by approximately $0.7 million due to improved claims experience.

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

EXPENSES

     Expenses as a percentage of premium income in 1994 decreased to 53.8% as compared to 56.2% in 1993. Interest expense during 1994 was $1.3 million lower than during 1993 due to the refinancing of the Company's debt. The refinanced principal was $10 million less than the debt at December 31, 1993, and the effective interest rate was also lower on the refinanced amount due to the maturity of an Interest Rate Swap Agreement.

     Expenses as a percentage of premium income in 1993 decreased to 56.2% as compared to 59.5% in 1992. The decrease was due primarily to continued emphasis on cost containment and reduction as indicated by a $1.7 million decline in selling and administrative expenses.

     Expenses as a percentage of premium income in 1992 remained fairly stable when compared to 1991. Following a period of administrative consolidation, operational efficiencies continued during the year.

INCOME TAXES

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, 'Accounting for Income Taxes' ('SFAS 109'). Under SFAS 109, deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities applying enacted tax rates. Deferred income tax expenses or benefits are based on the changes in the deferred tax assets or liabilities from period to period.

     The Company's effective tax rate for the year ended December 31, 1994 was 24.3%, as compared to 31.5% for the year ended December 31, 1993. The effective tax rate for the year ended December 31, 1994 was lower than the enacted statutory tax rate of 34% due primarily to the reduction in valuation allowances associated with the deferred tax asset related to certain real estate assets sold in 1994, net operating losses utilized in 1994, and temporary differences of the non-life companies. Excluding the effect of these real estate transactions, the effective rate for 1994 would have been marginally higher than the effective rate for 1993.

     The Company's effective tax rate has varied considerably in past years. Prior to 1992, one of the primary reasons for these variances was the difference in financial statement and tax reporting groups. For financial statement purposes, the profits and losses of all subsidiaries were reported on a consolidated basis; for tax purposes, Laurentian Capital Corporation filed a separate return, while Loyal and a former subsidiary, Defender, filed a consolidated return, as did Prairie and its subsidiary, Rushmore National Life Insurance Company ('Rushmore'). Filing separate tax group returns caused various effective tax rates to apply to the profits and losses of the financial statement filing group. Beginning in 1992, the Company qualified to file a consolidated life/non-life federal tax return, except that Rushmore and Assured do not qualify to join in the filing of the consolidated Company return until

1995 and 2000, respectively. The Company elected to file one consolidated return and, therefore, the financial reporting and federal tax reporting groups were primarily the same. However, variations in effective tax rates may persist as a result of limitations imposed by the Internal Revenue Code on the utilization of non-life insurance tax losses against life insurance taxable income. For 1992 and prior tax years, under then existing GAAP, effective tax rates also varied as a result of the differences between the tax bases of assets and liabilities and those assigned under purchase accounting ('Purchase Accounting Adjustments'). Pursuant to then existing GAAP, these Purchase Accounting Adjustments were treated as permanent differences. Accordingly, as these differences reversed, they increased or decreased the Company's effective tax rate. For 1993 and subsequent years under SFAS 109, Purchase Accounting Adjustments are treated as temporary differences and changes in these differences will not affect the Company's effective tax rate.

NET INCOME

     The following table sets forth for the periods shown the net income and the earnings per share:


 YEAR ENDED                                                         NET INCOME      EARNINGS
DECEMBER 31,                                                          AMOUNT        PER SHARE
----------------------------------------------------------------- --------------  ------------
                                                                  (IN THOUSANDS)

  1994...........................................................    $   9,508     $    1.22
  1993...........................................................        8,194          1.05
  1992...........................................................        6,714          0.80

     The increase in net income for 1994 as compared to 1993 of $1.3 million is due to increased life sales (offset by a decrease in the yield of the investment portfolio), lower benefits and expenses, and a lower effective tax rate. Continued emphasis on cost containment and cost reduction has improved efficiency in the operations during a period of increased selling activity. Expenses were further reduced by $1.3 million as a result of the refinancing of the Company's debt at a lower interest rate which occurred during 1994. The Company also repaid $10 million of debt at the date of refinancing using internal funds.

     The increase in net income for 1993 as compared to 1992 of $1.5 million was due to higher realized investment gains, lower operating expenses, recognition of a benefit from the adoption of SFAS 109 and a lower effective tax rate.

     The increase in net income for 1992 as compared to 1991 of $1.3 million was due to higher investment income and lower death and health claims experience which offset the lower levels of realized investment gains.

                        LIQUIDITY AND CAPITAL RESOURCES

     The life insurance industry normally produces a positive cash flow from operations and scheduled principal repayments from portfolios of fixed maturity investments (bonds and redeemable preferred stocks) and mortgage loans. This cash flow is used to fund an investment portfolio to finance future benefit payments, which represent long-term obligations reserved for using certain assumed interest rates. Since future benefit payments are primarily long-term obligations, the Company's investments are predominately long-term fixed rate instruments such as bonds which are expected to provide a sufficient return to cover these obligations. The nature and quality of the various types of investments made by a life insurance company must comply with the statutes and regulations imposed by the states in which that company is licensed. These statutes and regulations generally require that securities acquired be investment grade and provide protection for policyholders.

     On January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standard No. 115, 'Accounting for Certain Investments in Debt and Equity Securities' ('SFAS 115'). SFAS 115 specifically applies to the accounting for fixed income securities, which have historically been reported at amortized cost. SFAS 115 allows for the continued use of amortized cost reporting only for those securities that the Company has designated as fixed maturities held to maturity. The balance of the Company's fixed maturity portfolio has been designated as available for sale, and must be reported at fair value. The initial effect of the adoption of SFAS 115 on the Company was an increase in stockholders' equity of $4.3 million (or $0.57 per share) as of the adoption date of January 1, 1994. Due to the general decline in the bond market experienced during 1994, the effect of SFAS 115 was to decrease stockholders' equity by $10.5 million (or $1.38 per share), at December 31, 1994.

     In accordance with generally accepted accounting principles, all of the Company's investments are reported in the financial statements at either their original or amortized cost or their market value. At December 31, 1994, the fixed maturity investments had an amortized cost of $508.0 million with a market value of $461.8 million, $46.2 million below amortized cost. The Company's investment strategy is to hold its investments to maturity, and accordingly, the Company does not intend to realize the losses on its portfolio which have been generated as a result of increases in interest rates. The Company had $21.4 million in mortgage loans at December 31, 1994, which could reflect a small premium or discount if those mortgage loans had quoted market prices. The basis used for carrying these long-term fixed rate investments is consistent with the basis used in determining the liability for future policy benefits. Since these assets are invested for terms corresponding to anticipated future benefit payments and carry interest rates in excess of the assumed reserve interest rates, and because they produce predictable cash flows independent of premium income, they should be sufficient to fund the Company's future benefit payments in the ordinary course of business without any need for liquidation prior to maturity.

     The Company holds a substantial component of its investment portfolio in mortgage-backed securities and collateralized mortgage obligations (collectively 'MBS'). At the end of 1994, the book value of the total investment in MBS amounted to $437 million, or 75% of total investments. These are instruments collateralized by pools of residential and commercial mortgages, which return interest and principal payments to the investor. Approximately 27% of the Company's MBS holdings are U.S. government agency securities (GNMA, FNMA and FHLMC), which carry either a direct government or a quasi-government guarantee and are rated AAA in terms of quality. The Company also owns non-agency MBS, issued by major U.S. financial institutions, which are rated AAA, AA or A. Non-agency MBS are credit-enhanced in order to achieve a high rating. The form of the credit enhancement is generally a senior/subordinated structure, a limited corporate guarantee from a large financial institution or a letter of credit from a major commercial bank. Historically, residential mortgages in the U.S. have had a very low default rate and the Company's non-agency MBS are well-diversified geographically. Thus, the Company is protected against adverse regional economic conditions. Mortgage-backed securities typically yield more than corporate bonds of similar maturity. MBS also are not subject to so-called event risk, which can cause investment grade bonds of a corporation to become 'junk', as a result, for example, of a leveraged acquisition. In addition, MBS are generally liquid issues with major brokerage houses providing ready markets. However, MBS are subject to prepayment and extension risk which can adversely affect their yield and expected maturity.

     With the significant decline in interest rates during the second half of 1992 and the first three quarters of 1993, the Company experienced a substantial increase in the level of prepayments associated with its investments in MBS during 1993 and early 1994. The total prepayments received on the MBS portfolio amounted to $52.7 million during 1994, compared to $137.3 million during 1993. Amounts received associated with these prepayments were accounted for as adjustments to investment yield. The Company experienced a decline in portfolio yield as a result of reinvesting these proceeds into similar investments at lower interest rates. The Company's investment strategy for MBS is to emphasize certain types of MBS that have a more predictable pattern of repayment and therefore reduce risk of a loss of a portion of the original principal due to changes in interest rates. A substantial portion of the MBS portfolio consists of Planned Amortization Class ('PAC'), Target Amortization Class ('TAC') and subordinate instruments. These investments are designed to amortize in a more predictable manner by shifting the primary risk for prepayment of the underlying collateral to investors in other tranches of the MBS. No loss of principal has occurred on the Company's MBS portfolio in recent years. The Company's investment policy has been to avoid investments in highly leveraged derivative instruments. For instance, the Company has not owned such mortgage-backed instruments as interest only, principal only, or inverse floaters.

     Policy loans at December 31, 1994 were $50.6 million. Policy loan rates for the Company's policies are generally in the 3 1/2% to 8% range, at least equal to the assumed interest rates used for future policy benefits; accordingly, policy loans should not result in negative cash flow.

     In addition to the cash flow necessary to fund benefit payments, the Company requires cash flows for operating and administrative expenses, which are normally funded from premium income. The level of expenses generally fluctuates in proportion to the amount of premium produced, and the Company's subsidiaries generate sufficient cash flow to meet such expenses. However, the Company's cash disbursements have from time to time exceeded its cash receipts, principally due to its former acquisitions program and commitments made in connection with the acquisitions. Funding of interest on debt incurred in connection with this program of acquisitions as well as the subsequent consolidation of operations, required an expenditure of approximately $3.6 million in 1994, $4.9 million in 1993, and $5.0 million in 1992.

     As of December 31, 1993, the Company's indebtedness under its then outstanding Revolving Underwriting Facility ('RUF') amounted to $54.8 million, which was due on April 25, 1994. On April 25, 1994, the Company entered into a five year revolving credit facility in the amount of $45 million to refinance part of the RUF. The new credit facility, together with the payment of $10 million by the Company, satisfied the repayment of the RUF. Pursuant to the terms of the new credit facility, the Company will pay interest at a variable rate equal to 1.125% above the London Interbank Offered Rate. There are covenants relating to the Company's activities and financial condition, including a requirement that the Company maintain a minimum net worth, as defined under the new credit facility, of $75 million. In connection with the new credit facility, DLFC has agreed, for the benefit of the lenders, to maintain the minimum net worth at the greater of $75 million and the amount of debt outstanding.

     The Company issued approximately 58,000 shares of its Series A Preferred Stock on July 7, 1987. The preferred stock is subject to mandatory redemption provisions which provide that no more than 80% of the original issue will be outstanding at the end of the sixth year after issuance, with additional reductions of 20% of the original issue being required in each of the following four years. During 1994, the Company redeemed 8,524 shares of the preferred stock at $100 per share, in accordance with the mandatory redemption provision, and subsequently retired the stock. In order to satisfy the 1995 mandatory redemption provision, the Company must redeem 9,832 additional shares.

     As a holding company, Laurentian Capital's ability to meet debt service obligations and pay operating expenses depends upon receipt of sufficient funds, primarily through dividends, interest and principal payments on a surplus debenture, and management fees from its subsidiaries. The Company's subsidiaries are currently producing earnings and net cash flow sufficient to cover debt service and preferred stock payment requirements at the parent. However, under the insurance laws of the states in which the Company's insurance subsidiaries are domiciled, certain restrictions are imposed on dividends from the subsidiaries to the parent. The insurance laws and regulations generally limit the amount of dividends to the greater of net statutory gain from operations or 10% of statutory surplus, and dividends in excess of these amounts can be paid only with the prior approval of the insurance regulators. The maximum dividend distribution which can be made to the Company by Loyal during 1995 without prior notice or approval is $3.4 million. Upon prior notice to the Division of Insurance of the State of South Dakota ('Division of Insurance'), the maximum dividend distribution which can be made by Prairie States to Prairie National Life Insurance Company ('Prairie National'), a wholly-owned life insurance subsidiary of the Company, during 1995 under current insurance law is $5.6 million. This would then be available to Prairie National to remit interest and principal payments due under its surplus debenture to the Company, subject to prior approval of the state regulatory authorities.

     During 1992, the Company restructured its holding in Prairie States. Following approval by the Division of Insurance, Prairie States was sold to Prairie National. As part of the consideration for

Prairie National purchasing Prairie States, Prairie National issued capital stock and a $35 million surplus debenture to the Company. Interest and repayment of principal on the debenture is subject to prior approval by the Division of Insurance. The surplus debenture is payable in scheduled installments through 2001. Payments of principal and interest require prior approval by the South Dakota insurance commissioner and cannot reduce Prairie National's surplus below a certain required level. As of December 31, 1994, Prairie National exceeded its required level of surplus by $8.1 million. Since April 4, 1992, the date of the restructuring, and through the end of 1994 the Division of Insurance has approved $5.9 million in interest payments associated with the surplus debenture, of which $1.9 million was approved during 1994. Principal payments of $6.5 million were approved by the Division of Insurance during 1994. The effects of these transactions are eliminated in consolidation.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and supplementary data filed with this Report are as set forth in the 'Laurentian Capital Corporation and Subsidiaries Index to Financial Statements' following Part IV hereof.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The Company has not had a disagreement with its accountants on any matters of accounting principles or practices or financial statement disclosure which is required to be reported in response to this Item.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information with respect to the directors and executive officers of the Company is incorporated by reference from the sections captioned 'ELECTION OF DIRECTORS', 'ABOUT THE BOARD OF DIRECTORS' and 'EXECUTIVE OFFICERS' in the Company's definitive proxy statement relating to the Company's 1995 Annual Meeting of Stockholders. The proxy statement will be filed with the Securities and Exchange Commission by the Company within the time contemplated by General Instruction G(3) of this Form 10-K or the information required by this Item 10 will be filed within such time by amendment of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information with respect to the executive officers of the Company is incorporated by reference from the sections captioned 'EXECUTIVE COMPENSATION' and 'OTHER COMPENSATION' in the Company's definitive proxy statement relating to the Company's 1995 Annual Meeting of Stockholders. The proxy statement will be filed with the Securities and Exchange Commission by the Company within the time contemplated by General Instruction G(3) of this Form 10-K or the information required by this Item 11 will be filed within such time by amendment of this Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information with respect to ownership of the Company's stock by certain beneficial owners and by the Company's management is incorporated by reference from the section captioned 'Security Ownership of Certain Beneficial Owners and Management' in the Company's definitive proxy statement relating to the Company's 1995 Annual Meeting of Stockholders. The proxy statement will be filed with the Securities and Exchange Commission by the Company within the time contemplated by the General Instruction G(3) of this Form 10-K, or the information required by this Item 12 will be filed within such time by amendment of this Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information with respect to certain relationships and related transactions is incorporated by reference from the sections captioned 'CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS' and 'Compensation Committee Interlocks and Insider Participation' in the Company's definitive proxy statement relating to the Company's 1995 Annual Meeting of Stockholders. The proxy statement will be filed with the Securities and Exchange Commission by the Company within the time contemplated by General Instruction G(3) of this Form 10-K, or the information required by this Item 13 will be filed within such time by amendment of this Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a), (d) Financial Statements and Financial Statement Schedules:

          A listing of financial statements and financial statement schedules filed as a part of this report is set forth in the 'Laurentian Capital Corporation and Subsidiaries Index to Financial Statements and Schedules' following Part IV hereof.

     (b) Reports on Form 8-K:

          The Company filed a Form 8-K Current Report dated November 9, 1994, reporting its issuance of a press release announcing that it had engaged Oppenheimer & Co., Inc. as a financial advisor to evaluate various strategies for maximizing shareholder value, including possible business combinations or other transactions.

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

Exhibit    Material contracts:

10.

10.1           Executive Stock Option Plan of the Company, effective as of July 25, 1986, amended as of May 5,
               1992, incorporated by reference herein from Exhibit A to the Company's definitive Proxy
               Statement dated April 10, 1992.*

10.2           Management Services Agreement for the 1994 fiscal year by and between the Company and
               Desjardins Laurentian Financial Corporation, adopted by the Board of Directors of the
               Company on May 3, 1994, incorporated by reference herein from Exhibit 10.2.1 to the Form
               8-K Current Report of the Company dated May 3, 1994.

10.3           Credit Agreement dated as of April 25, 1994 among the Company, the Lenders named therein, and National Bank of Canada, New York Branch, as Agent, incorporated by reference herein from Exhibit B to the Form 8-K Current Report of the Company dated April 25, 1994.

10.4           Stock Pledge Agreement made as of April 25, 1994 by the Company, the Banks named therein, and National Bank of Canada as Collateral Custody Agent, incorporated by reference herein from Exhibit C to the Form 8-K Current Report of the Company dated April 25, 1994.

10.5           Long-Term Financing Support Agreement dated as of April 25, 1994 between the Company and
               Desjardins Laurentian Financial Corporation, incorporated by reference herein from
               Exhibit D to the Form 8-K Current Report of the Company dated April 25, 1994.

------------------
* Compensatory plan, contract or arrangement.

10.6           Agreement dated as of April 25, 1994 among Desjardins Laurentian Financial Corporation, the Company, and National Bank of Canada in its capacity as Agent, incorporated by reference herein from Exhibit E to the Form 8-K Current Report of the Company dated April
               25, 1994.

10.7           Deferred Compensation Agreement and Amendment thereto between the Company and Robert T.
               Rakich, President and Chief Executive Officer of the Company, incorporated by reference herein from the Form 8-K Current Report of the Company dated March 12, 1993.*

10.8           Retirement and Consulting Agreement between a subsidiary of the Company and Arnold M.
               Snortland, a former director of the Company, incorporated by reference herein from the
               Form 8-K Current Report of the Company dated March 12, 1993.*

10.9           Change of Control Agreement between the Company and Robert T. Rakich, President and Chief
               Executive Officer of the Company, incorporated by reference herein from Exhibit 10.9 to
               Form 8-K Current Report of the Company dated December 22, 1994, which amended and restated a prior agreement between such parties dated December 13, 1993.*

10.10          Change of Control Agreement between the Company and Bernhard M. Koch, Senior Vice
               President, Chief Financial Officer, Treasurer and Secretary of the Company, incorporated by reference herein from Exhibit 10.10 to Form 8-K Current Report of the Company dated
               December 22, 1994, which amended and restated a prior agreement between such parties dated December 13, 1993.*

10.11          Change of Control Agreement between the Company and David L. Wilson, Jr., Senior Vice
               President, Chief Investment Officer of the Company, incorporated by reference herein from
               Exhibit 10.11 to Form 8-K Current Report of the Company dated December 22, 1994, which amended and restated a prior agreement between such parties dated August 31, 1994.*

------------------
* Compensatory plan, contract or arrangement.

Exhibit 11.    Statement regarding computation of per share earnings. See Exhibit Index.
Exhibit 22.    Subsidiaries of the Registrant. See Exhibit Index.
Exhibit 24.    Consent of Coopers & Lybrand L.L.P. See Exhibit Index.
Exhibit 27.    Financial Data Schedule. See Exhibit Index.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LAURENTIAN CAPITAL CORPORATION

                                          By: _______/S/__BERNHARD M. KOCH______
                                                      Bernhard M. Koch
                                                Senior Vice President, Chief
                                              Financial Officer, Treasurer and
                                                          Secretary

Date: March 27, 1995

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/Claude Castonguay                                    Chairman of the Board and                March 27, 1995
Claude Castonguay                                         Director

/s/Robert T. Rakich                                     President, Chief Executive Officer       March 27, 1995
Robert T. Rakich                                          and Director

/s/Bernhard M. Koch                                     Senior Vice President, Chief             March 27, 1995
Bernhard M. Koch                                          Financial Officer, Treasurer and
                                                          Secretary

/s/Thomas W. Alesi                                      Assistant Vice President and             March 27, 1995
Thomas W. Alesi                                           Chief Accounting Officer
/s/Thomas E. Beach                                      Director                                 March 27, 1995
Thomas E. Beach

/s/Jared M. Billings                                    Director                                 March 27, 1995
Jared M. Billings

/s/Stephen B. Bonner                                    Director                                 March 27, 1995
Stephen B. Bonner

/s/Robert J. Ferguson                                   Director                                 March 27, 1995
Robert J. Ferguson

/s/Jack Kinder, Jr.                                     Director                                 March 27, 1995
Jack Kinder, Jr.

/s/Robert D. Larrabee                                   Director                                 March 27, 1995
Robert D. Larrabee

/s/Guy Rivard                                           Director                                 March 27, 1995
Guy Rivard

/s/Humberto Santos                                      Director                                 March 27, 1995
Humberto Santos

/s/Alan J. Zakon                                        Director                                 March 27, 1995
Alan J. Zakon

                         LAURENTIAN CAPITAL CORPORATION
                                AND SUBSIDIARIES

                           FORM 10-K, PART II, ITEM 8
                          YEAR ENDED DECEMBER 31, 1994

                LAURENTIAN CAPITAL CORPORATION AND SUBSIDIARIES
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                                                                PAGE
                                                                                                                -----
Report of Independent Accountants..........................................................................         F-2
Consolidated Balance Sheets as of December 31, 1994 and 1993...............................................         F-3
Consolidated Statements of Operations for the Years Ended
  December 31, 1994, 1993 and 1992.........................................................................         F-4
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
  December 31, 1994, 1993 and 1992.........................................................................         F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1994, 1993 and 1992.........................................................................         F-6
Notes to Consolidated Financial Statements.................................................................         F-7
FINANCIAL STATEMENT SCHEDULES
        III Condensed Financial Information of Registrant..................................................         S-1
        VI Reinsurance.....................................................................................         S-5

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Laurentian Capital Corporation and Subsidiaries as of December 31, 1994 and 1993 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

     As discussed in Notes 1 and 5 to the consolidated financial statements, the Company changed its method of accounting for certain investments in debt and equity securities in 1994 and changed its method of accounting for income taxes in 1993.

                                          COOPERS & LYBRAND L.L.P.

Philadelphia, Pennsylvania
February 17, 1995

                         LAURENTIAN CAPITAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                              DECEMBER 31,
                                                                                         ----------------------
                                                                                            1994        1993
                                                                                         -----------  ---------
                                               ASSETS
Investments:
  Fixed maturities held to maturity, at amortized cost (market, 1994 -- $243,191)......  $   273,418  $       0
  Fixed maturities, at amortized cost (market, 1993 -- $468,497).......................            0    458,668
  Fixed maturities available for sale, at market (amortized cost, 1994 -- $234,537)....      218,645          0
  Equity securities, at market (cost, 1994 -- $11,313; 1993 -- $28,481)................       10,638     30,379
  Mortgage loans on real estate........................................................       21,420     29,438
  Investment real estate, net of accumulated depreciation (1994 -- $862; 1993 --
    $816)..............................................................................        4,489      4,643
  Policy loans.........................................................................       50,600     51,677
  Short-term investments...............................................................        1,616     10,479
                                                                                         -----------  ---------
      Total investments................................................................      580,826    585,284
Cash...................................................................................       20,250      8,722
Accounts, notes and premiums receivable, net of allowance for uncollectible amounts
  (1994 -- $1,072; 1993 -- $935).......................................................        5,379      5,011
Reinsurance receivables................................................................       92,170     38,982
Accrued investment income..............................................................        6,190      5,855
Deferred policy acquisition costs......................................................       74,085     71,745
Costs in excess of net assets of business acquired, net of accumulated amortization
  (1994 -- $5,507; 1993 -- $5,219).....................................................        7,362      7,130
Property and equipment, net of accumulated depreciation (1994 -- $11,806;
  1993 -- $10,542).....................................................................       11,738     11,972
Other assets...........................................................................        3,535      1,780
Assets held in separate accounts.......................................................      226,351    236,251
                                                                                         -----------  ---------
      Total assets.....................................................................  $ 1,027,886  $ 972,732
                                                                                         -----------  ---------
                                                                                         -----------  ---------
                                            LIABILITIES
Policy liabilities and accruals:
  Future policy benefits...............................................................  $   436,318  $ 411,951
  Unearned premiums....................................................................        1,710      1,804
  Other policy claims and benefits payable.............................................       12,033     12,629
                                                                                         -----------  ---------
                                                                                             450,061    426,384
Other policyholders' funds.............................................................      179,143    122,409
Debt...................................................................................       45,000     54,822
Other liabilities......................................................................       17,289     15,257
Current income taxes...................................................................          241        145
Deferred income taxes..................................................................        7,711     11,827
Liabilities related to separate accounts...............................................      226,351    236,251
                                                                                         -----------  ---------
      Total liabilities................................................................      925,796    867,095
                                                                                         -----------  ---------
Commitments and contingent liabilities
Redeemable preferred stock, Series A Convertible, $.01 par value, at redemption value
    Shares authorized: 5 million
    Shares issued: 57,767
    Outstanding: 1994 -- 32,939; 1993 -- 41,528........................................        3,294      4,153
                                                                                         -----------  ---------
                                        STOCKHOLDERS' EQUITY
Common stock, $.05 par value
  Shares authorized: 20 million
  Shares issued: 8,111,496.............................................................          406        406
Capital in excess of par value.........................................................       59,127     59,071
Net unrealized investment gains (losses), net of tax: 1994 -- $5,633; 1993 -- $645.....      (10,934)     1,253
Treasury stock, at cost (shares: 1994 -- 524,098; 1993 -- 562,739).....................       (2,656)    (2,818)
Retained earnings......................................................................       52,853     43,572
                                                                                         -----------  ---------
      Total stockholders' equity.......................................................       98,796    101,484
                                                                                         -----------  ---------
      Total liabilities, preferred stock and stockholders' equity......................  $ 1,027,886  $ 972,732
                                                                                         -----------  ---------
                                                                                         -----------  ---------

                See notes to consolidated financial statements.

                         LAURENTIAN CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                                1994         1993         1992
                                                                             -----------  -----------  -----------
Revenues:
  Premiums.................................................................  $    85,751  $    81,443  $    80,186
  Net investment income....................................................       44,876       46,820       46,927
  Realized investment gains................................................        2,323        2,773           53
  Other income.............................................................        4,735        3,218        3,232
                                                                             -----------  -----------  -----------
                                                                                 137,685      134,254      130,398
                                                                             -----------  -----------  -----------
Benefits and expenses:
  Benefits and settlement expenses.........................................       79,013       77,115       72,491
  Amortization of deferred policy acquisition costs........................       14,568       13,226       13,489
  Insurance and other expenses.............................................       31,538       32,535       34,241
                                                                             -----------  -----------  -----------
                                                                                 125,119      122,876      120,221
                                                                             -----------  -----------  -----------
Income before income taxes and cumulative effect of
  accounting change........................................................       12,566       11,378       10,177
Income tax expense:
  Current..................................................................        1,145          250          361
  Deferred.................................................................        1,913        3,334        3,102
                                                                             -----------  -----------  -----------
                                                                                   3,058        3,584        3,463
                                                                             -----------  -----------  -----------
Income before cumulative effect of accounting change.......................        9,508        7,794        6,714
Cumulative effect of accounting change:
  Adoption of SFAS 109.....................................................            0          400            0
                                                                             -----------  -----------  -----------
Net income.................................................................  $     9,508  $     8,194  $     6,714
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Net income available to common shareholders:
  Net income...............................................................  $     9,508  $     8,194  $     6,714
  Less: dividends on preferred stock.......................................          227          271          290
                                                                             -----------  -----------  -----------
                                                                             $     9,281  $     7,923  $     6,424
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Earnings per share:
  Income before cumulative effect of accounting change.....................  $      1.22  $      1.00  $      0.80
  Cumulative effect of accounting change:
     Adoption of SFAS 109..................................................            0          .05            0
                                                                             -----------  -----------  -----------
  Net income...............................................................  $      1.22  $      1.05  $      0.80
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Weighted average shares outstanding (in thousands).........................        7,580        7,549        7,984
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

                See notes to consolidated financial statements.

                         LAURENTIAN CAPITAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                                               ---------------------------------
                                                                                 1994        1993        1992
                                                                               ---------  -----------  ---------
Common Stock
  Balance at beginning and end of year.......................................  $     406  $       406  $     406
                                                                               ---------  -----------  ---------
Capital in Excess of Par Value
  Balance at beginning of year...............................................     59,071       59,010     58,892
  Issuance of treasury stock.................................................         56            0          0
  Redemption of preferred stock..............................................          0           61        118
                                                                               ---------  -----------  ---------
  Balance at end of year.....................................................     59,127       59,071     59,010
                                                                               ---------  -----------  ---------
Net Unrealized Gains (Losses), net of tax
  Balance at beginning of year...............................................      1,253         (198)      (653)
  Adoption of SFAS 115 on January 1, 1994....................................      4,328            0          0
  Change during the year.....................................................    (16,515)       1,451        455
                                                                               ---------  -----------  ---------
  Balance at end of year.....................................................    (10,934)       1,253       (198)
                                                                               ---------  -----------  ---------
Treasury Stock
  Balance at beginning of year...............................................     (2,818)      (2,837)         0
  Treasury shares purchased..................................................        (63)           0     (2,877)
  Shares issued from treasury................................................        225           19         40
                                                                               ---------  -----------  ---------
  Balance at end of year.....................................................     (2,656)      (2,818)    (2,837)
                                                                               ---------  -----------  ---------
Retained Earnings
  Balance at beginning of year...............................................     43,572       35,649     29,273
  Net income.................................................................      9,508        8,194      6,714
  Dividends on preferred stock...............................................       (227)        (271)      (338)
                                                                               ---------  -----------  ---------
  Balance at end of year.....................................................     52,853       43,572     35,649
                                                                               ---------  -----------  ---------
Total Stockholders' Equity...................................................  $  98,796  $   101,484  $  92,030
                                                                               ---------  -----------  ---------
                                                                               ---------  -----------  ---------

                See notes to consolidated financial statements.

                         LAURENTIAN CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                  FOR THE YEARS ENDED DECEMBER 31,

                                                                                  -------------------------------
                                                                                    1994       1993       1992
                                                                                  ---------  ---------  ---------
Cash flow from operations:
  Net income....................................................................  $   9,508  $   8,194  $   6,714
  Adjustments to reconcile net income to net cash provided by operating activities:
    Cumulative effect of adoption of SFAS 109...................................          0       (400)         0
    Deferred income taxes.......................................................      1,913      3,334      3,102
    Increase in policy liabilities and accruals, policyholders' funds and
      current income taxes......................................................     24,678     12,498      7,455
    Decrease (increase) in accrued investment income and accounts and notes
      receivable................................................................       (702)       270       (188)
    Increase (decrease) in other liabilities....................................        251      1,334     (4,252)
    Amortization of deferred policy acquisition costs...........................     14,568     13,226     13,489
    Policy acquisition costs deferred...........................................    (16,908)   (10,996)    (9,974)
    Depreciation expense........................................................      1,517      1,535      1,324
    Amortization of goodwill....................................................        288        290        268
    Realized investment (gains).................................................     (2,323)    (2,773)       (53)
    Other, net..................................................................     (2,705)    (3,172)    (1,633)
                                                                                  ---------  ---------  ---------
      Net cash provided by operating activities.................................     30,085     23,340     16,252
                                                                                  ---------  ---------  ---------
Cash flow from investing activities:
  Sales of:
    Fixed maturities available for sale.........................................      7,230          0          0
    Fixed maturities held to maturity...........................................          0          0          0
    Fixed maturities............................................................          0      7,070     40,703
    Equities and other investments..............................................     20,936      8,814      6,072
  Maturity or repayment of:
    Fixed maturities available for sale.........................................     25,755          0          0
    Fixed maturities held to maturity...........................................     46,601          0          0
    Fixed maturities............................................................          0    185,108    127,549
    Other investments...........................................................     10,519      9,973     12,805
  Purchases of:
    Fixed maturities available for sale.........................................    (79,856)         0          0
    Fixed maturities held to maturity...........................................    (36,185)         0          0
    Fixed maturities............................................................          0   (244,376)  (181,273)
    Subsidiaries................................................................     (6,435)      (738)         0
    Other investments...........................................................     (3,945)   (12,100)    (3,126)
    Property and equipment, net.................................................     (1,323)    (1,440)    (2,717)
  Short-term investments, net...................................................      8,862     12,993    (12,996)
  Other, net....................................................................          0         65          2
                                                                                  ---------  ---------  ---------
      Net cash (used in) investing activities...................................     (7,841)   (34,631)   (12,981)
                                                                                  ---------  ---------  ---------
Cash flow from financing activities:
  Proceeds from borrowing.......................................................     45,000        368        257
  Repayment of debt.............................................................    (54,822)         0        (52)
  Net (purchases) sales of treasury shares, at cost.............................        218         19     (2,837)
  Dividends paid on preferred stock.............................................       (253)      (271)      (303)
  Redemption of preferred stock.................................................       (859)      (395)      (351)
                                                                                  ---------  ---------  ---------
      Net cash (used in) financing activities...................................    (10,716)      (279)    (3,286)
                                                                                  ---------  ---------  ---------
Net increase (decrease) in cash.................................................     11,528    (11,570)       (15)
Cash at beginning of year.......................................................      8,722     20,292     20,307
                                                                                  ---------  ---------  ---------
Cash at end of year.............................................................  $  20,250  $   8,722  $  20,292
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------

                See notes to consolidated financial statements.

                         LAURENTIAN CAPITAL CORPORATION

   (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization And Principles Of Consolidation -- The consolidated financial statements include, after intercompany eliminations, Laurentian Capital Corporation (individually or collectively with its subsidiaries, the Company), and its wholly-owned subsidiaries, principally Loyal American Life Insurance Company (Loyal), and Prairie National Life Insurance Company (Prairie National), a life insurance holding company, which owns Prairie States Life Insurance Company (Prairie States). Prairie States owns Rushmore National Life Insurance Company (Rushmore) and Assured Security Life Insurance Company (Assured). Prairie States acquired Assured during 1994 for $6.7 million in a transaction accounted for as a purchase.

     The Imperial Life Assurance Company of Canada (Imperial) directly owned approximately 72% of the Company and Imperial's parent, Laurentian Financial, Inc., directly owned approximately 10% of the Company at December 31, 1994. Laurentian Financial, Inc. is a wholly-owned subsidiary of The Laurentian Group Corporation (Group). Effective January 1, 1994, Group became a subsidiary of Desjardins Laurentian Financial Corporation (Desjardins Laurentian). The ultimate owner of Desjardins Laurentian is La Confederation des caisses popularies et d'economie Desjardins du Quebec.

     Basis of Presentation -- The accompanying financial statements have been prepared on the basis of generally accepted accounting principles (GAAP), which vary from accounting principles used by its subsidiaries to prepare financial statements filed with state insurance departments.

     Investments -- Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards Number 115, 'Accounting for Certain Investments in Debt and Equity Securities' (SFAS 115). SFAS 115 requires that debt securities are to be classified as either held to maturity (carried at amortized cost), available for sale (carried at market value with net unrealized gains or losses reported in stockholders' equity), or trading (carried at market value with unrealized gains or losses reported in net income).

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

     SFAS 115 does not permit a retroactive application to prior years' financial statements. The effect of adopting SFAS 115 was to increase the carrying amount of fixed maturity securities classified as available for sale by $6.5 million, increase deferred income taxes payable by $2.2 million, and increase stockholders' equity by $4.3 million (or $0.57 per share), as of January 1, 1994. Due to the general decline in the bond market experienced during 1994, the carrying amount of fixed maturities available for sale, deferred income taxes payable and stockholders' equity decreased by $15.9 million, $5.4 million and $10.5 million (or $1.38 per share), respectively, at December 31, 1994.

     Investments are reported as follows:

          - Fixed maturities held to maturity (bonds, notes and redeemable preferred stocks) -- at cost, adjusted for amortization of premium or discount and other than temporary impairments in market value. The Company has the ability and intent to hold such investments to maturity and accordingly, reports these investments at amortized cost.

          - Fixed maturities available for sale (bonds, notes and redeemable preferred stocks) -- at current market value, adjusted for other than temporary impairments in market value.

          - Equity securities (common and nonredeemable preferred stocks) -- at current market value, adjusted for other than temporary impairments in market value.

          - Mortgage loans on real estate -- at unpaid balances, net of valuation allowances and adjusted for amortization of premium or discount.

                         LAURENTIAN CAPITAL CORPORATION

   (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          - Investment real estate -- at cost, net of valuation allowances and less allowances for depreciation computed on the straight-line method.

          - Policy loans -- at unpaid balances.

          - Short-term investments -- at cost, which approximates market.

     Realized gains and losses on sales of investments are recognized in net income. The cost of investments sold is determined on a specific identification basis. Temporary market value changes in equity securities and fixed maturities available for sale are reflected as unrealized gains or losses directly in stockholders' equity net of related income taxes and, accordingly, have no effect on net income. The rate of amortization of discount or premium on mortgage-backed securities is adjusted to reflect the current rate of prepayments on the related securities. The amortization adjustments are recorded as net investment income in the period that the rate of prepayment changed.

     Deferred Policy Acquisition Costs -- The costs of acquiring new business, which vary with and are directly related to the production of new business, have been deferred to the extent that such costs are deemed recoverable. Such costs include commissions, certain costs of policy issuance and underwriting, and certain variable marketing expenses.

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

     Cash -- For purposes of reporting cash flows, cash includes all cash and short-term deposits available on demand, including certificates of deposit with an initial term to maturity of three months or less.

     Policy Liabilities -- Liabilities for future policy benefits of traditional ordinary life policies are computed using a net level premium method including assumptions as to investment yields, mortality, withdrawals, and other assumptions commensurate with the Company's past experience, modified as necessary to reflect anticipated trends, including possible unfavorable deviations. The liability for future policy benefits for universal life policies and deferred annuities is equal to the accumulated fund balance including interest credits at rates declared by the Company. Interest rate assumptions range from 4.25% to 10%. Assumed mortality and withdrawals are based on various industry published tables modified as appropriate for the Company's actual experience. Morbidity and withdrawals are based on actual and projected experience.

                         LAURENTIAN CAPITAL CORPORATION

   (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     Life insurance in force, net of reinsurance, was approximately $2.6 billion as of December 31, 1994 and 1993.

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

     Income Taxes -- Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, 'Accounting for Income Taxes' (SFAS
109). This statement requires the use of the asset and liability method of accounting for deferred income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates expected to apply to taxable income in the years in which those deferred tax assets and liabilities are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that such change is enacted.

     Prior years' financial statements have not been restated to reflect the provisions of SFAS 109. The adoption of SFAS 109 resulted in a cumulative benefit of $400,000 for the year ended December 31, 1993, or $0.05 per common share.

     Reinsurance -- Insurance liabilities are reported gross of the effects of reinsurance. Reinsurance receivables, including amounts related to insurance liabilities, are reported as assets. Estimated reinsurance receivables are recognized in a manner consistent with the liabilities related to the underlying reinsured contracts.

     Recently Issued Accounting Standards -- In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 114, 'Accounting by Creditors for Impairment of a Loan' (SFAS
114), as amended by SFAS 118, 'Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures' (SFAS 118), which

                         LAURENTIAN CAPITAL CORPORATION

   (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) establishes accounting standards for creditors when a loan is deemed impaired. These statements are primarily applicable to the Company's commercial loan portfolio, as residential loans are excluded. The Company has determined that the adoption of these statements will not have a material effect on the Company's financial position or results of operations, as the Company's impaired loan portfolio is not material. The Company will adopt these statements effective January 1, 1995.

     Reclassifications -- Certain reclassifications have been made in the previously reported financial statements to make the prior year amounts comparable to those of the current year.

2. INVESTMENTS

     Major categories of net investment income for the years ended December 31 are summarized as follows:


                                                                        1994       1993       1992
                                                                      ---------  ---------  ---------
Fixed maturities....................................................  $  38,230  $  39,243  $  37,718
Equity securities...................................................        572        485        656
Mortgage loans on real estate.......................................      2,376      3,331      4,721
Policy loans........................................................      3,006      3,082      3,301
Short-term investments..............................................        997      1,053      1,094
Investment real estate..............................................      1,819      1,820      2,215
Other investments...................................................        288        583        823
                                                                      ---------  ---------  ---------
                                                                         47,288     49,597     50,528
Less investment expenses............................................      2,412      2,777      3,601
                                                                      ---------  ---------  ---------
Net investment income...............................................  $  44,876  $  46,820  $  46,927
                                                                      ---------  ---------  ---------
                                                                      ---------  ---------  ---------

     Realized investment gains (losses) for the years ended December 31 are summarized as follows:

                                                                        1994       1993       1992
                                                                      ---------  ---------  ---------
Fixed maturities....................................................  $     624  $   3,306  $   2,799
Equity securities...................................................      1,750        310        658
Mortgage loans on real estate.......................................        139       (205)      (311)
Investment real estate..............................................       (230)      (671)    (3,093)
Other investments...................................................         40         33          0
                                                                      ---------  ---------  ---------
Total realized investment gains.....................................  $   2,323  $   2,773  $      53
                                                                      ---------  ---------  ---------
                                                                      ---------  ---------  ---------

     Included in realized investment gains (losses) for the years ended December 31 are adjustments for other than temporary impairments to the carrying value of investments, as follows:

                                                                        1994       1993       1992
                                                                      ---------  ---------  ---------
Fixed maturities....................................................  $       0  $     (17) $    (199)
Equity securities...................................................          0       (100)      (167)
Mortgage loans on real estate.......................................          0       (235)      (350)
Investment real estate..............................................          0          0     (3,937)
                                                                      ---------  ---------  ---------
Total impairments...................................................  $       0  $    (352) $  (4,653)
                                                                      ---------  ---------  ---------
                                                                      ---------  ---------  ---------

                         LAURENTIAN CAPITAL CORPORATION

   (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. INVESTMENTS (CONTINUED)
     The increase (decrease) in unrealized gains (losses) on fixed maturities and equity securities for the years ended December 31 is summarized as follows:

                                                                          1994       1993       1992
                                                                       ----------  ---------  ---------
Fixed maturities held to maturity (not tax effected).................  $  (33,678) $       0  $       0
Fixed maturities (not tax effected)..................................  $        0  $   2,020  $  (6,792)
Fixed maturities available for sale (net of applicable deferred
  taxes).............................................................  $  (14,817) $       0  $       0
Equity securities (net of applicable deferred taxes).................  $   (1,698) $   1,451  $     455

     Gross unrealized gains pertaining to equity securities were $0.1 million and $2.4 million and gross unrealized losses were $0.8 million and $0.5 million, before tax effect, at December 31, 1994 and 1993, respectively.

     Certain investments, principally fixed maturities and mortgage loans on which the accrual of interest has been discontinued, amounted to $0.2 million and $1.3 million at December 31, 1994 and 1993, respectively.

     Certain investments totalling $358.7 million and $324.9 million, principally fixed maturities and mortgage loans, were on deposit with insurance departments of various states for the protection of policyholders at December 31, 1994 and 1993, respectively.

     Of the fixed maturity investments, $3.4 million at amortized cost, less other than temporary impairments, were rated as below investment grade as of December 31, 1994. These investments have an associated market value of $3.1 million. As of December 31, 1993, $8.8 million at amortized cost, with an associated market value of $9.1 million, were rated as below investment grade. Most of these securities have been evaluated by the National Association of Insurance Commissioners and found to be suitable for reporting at amortized cost. The Company does not expect these investment holdings to result in a material adverse effect on either the financial condition or results of operations. The Company's investment strategy is to hold fixed income instruments to maturity and to recognize other than temporary impairments on those investments where reduction in amounts to be received at maturity is likely.

     The amortized cost and fair values of investments in fixed maturities as of December 31, 1994 are as follows:

Fixed Maturities Held to Maturity

                                                                      GROSS        GROSS
                                                       AMORTIZED   UNREALIZED   UNREALIZED
                                                         COST         GAINS       LOSSES     FAIR VALUE
                                                      -----------  -----------  -----------  -----------
U.S. Treasury securities and obligations of U.S.
  government or other U.S. government corporations
  or agencies.......................................  $    96,744   $      68    $  12,864   $    83,948
Obligations of states and political subdivisions....          251           8            0           259
Debt securities issued by foreign governments.......           22           0            3            19
Corporate securities................................        5,188         119           83         5,224
Private mortgage-backed securities..................      171,213         793       18,265       153,741
                                                      -----------  -----------  -----------  -----------
Total...............................................  $   273,418   $     988    $  31,215   $   243,191
                                                      -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------

                         LAURENTIAN CAPITAL CORPORATION

   (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. INVESTMENTS (CONTINUED)
     Included in U.S. government obligations are $94.0 million of mortgage-backed securities at amortized cost, with an associated fair value of $81.4 million, of which $67.0 million carry a U.S. government or quasi-government guarantee.

Fixed Maturities Available for Sale

                                                                      GROSS        GROSS
                                                       AMORTIZED   UNREALIZED   UNREALIZED
                                                         COST         GAINS       LOSSES     FAIR VALUE
                                                      -----------  -----------  -----------  -----------
U.S. Treasury securities and obligations of U.S.
  government or other U.S. government corporations
  or agencies.......................................  $    80,413   $     591    $   2,555   $    78,449
Obligations of states and political subdivisions....        3,650           2          355         3,297
Corporate securities................................       30,377         673          579        30,471
Private mortgage-backed securities..................      120,097           0       13,669       106,428
                                                      -----------  -----------  -----------  -----------
Total...............................................  $   234,537   $   1,266    $  17,158   $   218,645
                                                      -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------

     Included in U.S. government obligations are $64.2 million of mortgage-backed securities at amortized cost, with an associated fair value of $62.5 million, of which $50.2 million carry a U.S. government or quasi-government guarantee. Included in obligations of states and political subdivisions are $3.2 million of mortgage-backed securities at amortized cost, with an associated fair value of $2.8 million, which carry guarantees of various states.

     The amortized cost and fair value of fixed maturities as of December 31, 1994, by contractual maturity, are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed Maturities Held to Maturity

                                                                                AMORTIZED
                                                                                  COST      FAIR VALUE
                                                                               -----------  -----------
Due in one year or less......................................................  $       466  $       450
Due after one year through five years........................................        5,454        5,278
Due after five years through ten years.......................................          833          871
Due after ten years..........................................................        1,436        1,439
                                                                               -----------  -----------
                                                                                     8,189        8,038
Mortgage-backed securities...................................................      265,229      235,153
                                                                               -----------  -----------
                                                                               $   273,418  $   243,191
                                                                               -----------  -----------
                                                                               -----------  -----------

                         LAURENTIAN CAPITAL CORPORATION

   (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. INVESTMENTS (CONTINUED)
Fixed Maturities Available for Sale

                                                                                AMORTIZED
                                                                                  COST      FAIR VALUE
                                                                               -----------  -----------
Due in one year or less......................................................  $       726  $       720
Due after one year through five years........................................       20,564       20,655
Due after five years through ten years.......................................        9,267        9,109
Due after ten years..........................................................       16,560       16,398
                                                                               -----------  -----------
                                                                                    47,117       46,882
Mortgage-backed securities...................................................      187,420      171,763
                                                                               -----------  -----------
                                                                               $   234,537  $   218,645
                                                                               -----------  -----------
                                                                               -----------  -----------

     The amortized cost and fair values of investments in fixed maturities as of December 31, 1993 are as follows:

                                                                      GROSS        GROSS
                                                       AMORTIZED   UNREALIZED   UNREALIZED
                                                         COST         GAINS       LOSSES     FAIR VALUE
                                                      -----------  -----------  -----------  -----------
U.S. Treasury securities and obligations of U.S.
  government or other U.S. government corporations
  or agencies.......................................  $   135,816   $   2,975    $   1,038   $   137,753
Obligations of states and political subdivisions....        4,138          57           32         4,163
Debt securities issued by foreign governments.......        1,027          42            0         1,069
Corporate securities................................       56,690       4,618          201        61,107
Private mortgage-backed securities..................      260,997       4,916        1,508       264,405
                                                      -----------  -----------  -----------  -----------
Total...............................................  $   458,668   $  12,608    $   2,779   $   468,497
                                                      -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------

     Included in U.S. government obligations are $128.5 million of mortgage-backed securities, with an associated fair value of $130.3 million, of which $91.0 million carry a U.S. government or quasi-government guarantee. Included in obligations of states and political subdivisions are $3.3 million of mortgage-backed securities, with an associated fair value of $3.3 million, which carry guarantees of various states.

     Proceeds from sales, maturities and repayments of investments in fixed maturities for 1994, 1993 and 1992 totalled $79.6 million, $192.2 million, and $168.3 million, respectively. Related gross investment gains and losses for the period were as follows:

                                                                             1994       1993       1992
                                                                           ---------  ---------  ---------
Gross gains..............................................................  $     850  $   3,710  $   4,286
Gross losses.............................................................       (226)      (387)    (1,288)

                         LAURENTIAN CAPITAL CORPORATION

   (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. OTHER FINANCIAL INSTRUMENTS

     The following estimated fair value disclosures are limited to the reasonable estimates of the fair value of the Company's financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot necessarily be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The disclosures exclude certain financial instruments. Therefore, presentation of the estimated fair value of assets based on the above methodology without a corresponding revaluation of liabilities associated with insurance contracts can be misinterpreted.

  Policy Loans

     Policy loans are issued with interest rates that range from 3 1/2% to 8%, depending on the terms of the insurance policy. Future cash flows of policy loans are uncertain and difficult to predict. As a result, management deems it impractical to calculate the fair value of policy loans.

  Mortgage Loans and Real Estate

     Mortgage loans are valued at unpaid balances, net of valuation allowances and adjusted for amortization of discount or premium. The Company has not been active in mortgage lending for some time, and the carrying value of the loan portfolio has decreased from $73.0 million at December 31, 1986 to the current balance of $21.4 million. Approximately 75% of the portfolio consists of commercial loans. After comparing the yield and maturity make-up of the portfolio with current offerings of mortgage-backed securities (both residential and commercial), the Company believes that the fair value of its mortgage loans approximates its current carrying value. Real estate is valued at cost less accumulated depreciation. Appraisals are obtained on a periodic basis and adjustments are made when necessary to ensure carrying values are not in excess of the underlying market values of the property.

4. DEBT

     Debt as of December 31 is summarized as follows:

                                                                    1994       1993
                                                                  ---------  ---------
Amounts due.....................................................  $  45,000  $  54,822
                                                                  ---------  ---------
                                                                  ---------  ---------

     On April 25, 1994, the Company entered into a revolving credit facility in the amount of $45 million which matures on April 25, 1999 to refinance part of its previously outstanding Revolving Underwriting Facility ('RUF') which matured at that date. The new credit facility, together with the payment of $10 million by the Company, satisfied the repayment of the RUF. Pursuant to the terms of the new credit facility, the Company will pay interest at a variable rate equal to 1.125% above the London Interbank Offered Rate (LIBOR). The debt is collateralized by the Company's stock in one of its insurance subsidiaries. There are covenants relating to the Company's activities and financial condition, including a requirement that the Company maintain a minimum net worth, as defined under the new credit facility, of $75 million.

     As of December 31, 1993, the Company's indebtedness under the RUF amounted to $54.8 million. Pursuant to the terms of the RUF, the Company paid interest at a variable rate, with a maximum rate equal to 0.30% above LIBOR. On March 6, 1991, the Company had entered into an Interest Rate Swap Agreement which fixed the LIBOR component of the RUF at 7.94% beginning April 29, 1991 through April 25, 1994.

     Interest expense included in the consolidated statements of operations was $3.6 million, $4.9 million, and $5.0 million for 1994, 1993 and 1992, respectively.

     Cash paid for interest was $4.0 million, $4.9 million, and $5.3 million for 1994, 1993 and 1992, respectively.

     Repayment of the revolving credit facility is scheduled as follows:

1995.........................................................................  $       0
1996.........................................................................          0
1997.........................................................................      4,583
1998.........................................................................      9,167
1999.........................................................................     31,250
                                                                               ---------
     Total...................................................................  $  45,000
                                                                               ---------
                                                                               ---------

5. FEDERAL INCOME TAXES

     Deferred tax assets and liabilities computed at the statutory rate related to temporary differences as of December 31 are as follows:

                                                                               1994        1993
                                                                             ---------  ----------
Deferred Tax Assets:
  Fixed maturities.........................................................  $       0  $      340
  Fixed maturities available for sale......................................      5,403           0
  Equity securities........................................................      1,041           0
  Value of business in force...............................................      2,850       2,966
  Policyholder liabilities.................................................      3,233       1,056
  Net operating loss and credit carryforwards..............................      8,274      12,363
  Other assets and liabilities.............................................      3,054       3,423
                                                                             ---------  ----------
Total deferred tax assets..................................................     23,855      20,148
  Valuation allowance......................................................     (7,193)     (8,735)
                                                                             ---------  ----------
Deferred tax assets -- net of valuation allowance..........................     16,662      11,413
                                                                             ---------  ----------
Deferred Tax Liabilities:
  Deferred policy acquisition costs........................................    (19,352)    (19,833)
  Fixed maturities.........................................................       (447)          0
  Equity securities........................................................          0      (1,008)
  Mortgage loans and real estate...........................................     (3,888)     (1,850)
  Property, plant and equipment............................................       (686)       (549)
                                                                             ---------  ----------
Deferred tax liabilities...................................................    (24,373)    (23,240)
                                                                             ---------  ----------
Total deferred taxes -- net................................................  $  (7,711) $  (11,827)
                                                                             ---------  ----------
                                                                             ---------  ----------

     A valuation allowance of $7.2 million and $8.7 million has been established as of December 31, 1994 and 1993, respectively, for certain capital and operating loss carryforwards and temporary differences due to the uncertainty of their eventual realization. The valuation allowance was reduced by $1.5 million during 1994 for the realization of benefits associated with the deferred tax assets related to certain real estate sold during 1994, net operating losses utilized in 1994, and temporary differences of the non-life companies. The valuation allowance was reduced by $0.6 million during 1993 for the realization of benefits associated with the sale of certain real estate assets. The valuation

                         LAURENTIAN CAPITAL CORPORATION

   (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5. FEDERAL INCOME TAXES (CONTINUED)


allowance against deferred tax assets will be continually evaluated and adjustments will be reflected in the Statement of Operations as an increase or decrease in income tax expense.

     For 1992, under previously enacted GAAP, the total provision for federal income tax differed from amounts currently payable due to providing deferred taxes on certain items reported for financial statement purposes in periods which differed from those in which they were reported for tax purposes.

     Details of the deferred tax provision for the year ended December 31, 1992 are as follows:

Deferred policy acquisition costs..............................................  $  (1,301)
Benefit and other policy liability changes.....................................      4,403
                                                                                 ---------
                                                                                 $   3,102
                                                                                 ---------
                                                                                 ---------

     The Company's effective income tax rate varied from the statutory federal income tax rate for the years ended December 31 as follows:

                                                                           1994       1993       1992
                                                                         ---------  ---------  ---------
Statutory federal income tax rate applied to pre-tax
  income...............................................................  $   4,270  $   3,869  $   3,460
Dividends received and tax-exempt interest deduction...................        (53)       (36)       (44)
Reduction in valuation allowance.......................................     (1,542)      (588)         0
Distribution from Policyholders' Surplus Account.......................        340          0          0
Operating losses for which no benefit has been
  recognized...........................................................          0          0        739
Permanent differences related to sales of subsidiaries.................          0        194          0
Net effects of purchase accounting adjustments.........................          0          0       (888)
Other items, net.......................................................         43        145        196
                                                                         ---------  ---------  ---------
Income tax expense on income...........................................  $   3,058  $   3,584  $   3,463
                                                                         ---------  ---------  ---------
                                                                         ---------  ---------  ---------

     Under previous life insurance company tax laws, a portion of the Company's gain from operations which was not subject to current income taxation was accumulated for tax purposes in memoranda accounts designated as the Policyholders' Surplus Accounts. The aggregate accumulation in these accounts at December 31, 1994 was approximately $8.6 million. The unrecognized deferred tax liability related to this temporary difference is $3.0 million. During 1994, the Company recognized a tax liability of $0.3 million on Prairie States' Policyholders' Surplus Account due to distributions in excess of its Shareholders' Surplus Account balance. With respect to the other Policyholders' Surplus Accounts, should the accumulation in the Policyholders' Surplus Accounts exceed certain stated maximums, or if certain other events occur, all or a portion of the Policyholders' Surplus Accounts may be subject to federal income taxes at rates then in effect. Deferred taxes have not been established for such amounts since the Company does not anticipate paying taxes on the Policyholders' Surplus Accounts.

                         LAURENTIAN CAPITAL CORPORATION

   (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5. FEDERAL INCOME TAXES (CONTINUED)
     For federal income tax return purposes, the Company has total estimated unused tax loss carryforwards at December 31, 1994 as follows:

GENERATED                                                         AMOUNT    EXPIRATION
---------------------------------------------------------------  ---------  -----------
1986...........................................................  $     205        2001
1987...........................................................      2,748        2002
1988...........................................................      6,027        2003
1989...........................................................      7,791        2004
1990...........................................................      3,751        2005
1991...........................................................      3,816        2006
1992...........................................................      2,419        2007
1993...........................................................        276        2008
                                                                 ---------
                                                                 $  27,033
                                                                 ---------
                                                                 ---------

     For federal income tax purposes, the Company has total estimated investment tax credit carryforwards of $0.2 million which expire in years 1997 through 1999. The Company has a total estimated alternative minimum tax (AMT) carryforwards of $1.8 million which can be utilized in future tax years to reduce current taxes payable. Utilization of this AMT credit is limited to the excess, if any, of the Company's regular tax liability over its AMT liability. However, this credit can be carried forward indefinitely into future tax years. Included in the tax loss and credit carryforwards are certain amounts that may only be utilized by the company that generated the loss.

     The Company recognized tax benefits of $2.7 million in 1992 associated with certain tax loss carryforwards related to previous acquisitions. For 1992, under the then enacted GAAP pronouncements, these benefits were recorded as an adjustment to the purchase price allocation and were reflected as decreases in Deferred Income Taxes, Costs In Excess of Net Assets Acquired, and Deferred Policy Acquisition Costs in the consolidated balance sheets. For 1994 and 1993, under SFAS 109, deferred tax assets have been established for the benefits arising from net loss and credit carryforwards of the Company and its subsidiaries. Future utilization of the net loss and credit carryforwards of the life insurance companies will not affect the Company's effective tax rate in those years because the full tax benefit for these items has been reflected in the financial statements. A portion of the benefit realized from the future utilization of the net losses of the non-life companies will affect the Company's effective tax rates in those years because a valuation allowance has been established against some of these deferred tax assets.

     Cash paid for federal income taxes was $1.0 million, $0.3 million, and $0.4 million for 1994, 1993 and 1992, respectively.

6. REDEEMABLE PREFERRED STOCK

     The Company has authorized 5 million shares of preferred stock of which approximately 58,000 shares were issued on July 7, 1987. Each share of Series A Redeemable Preferred Stock is entitled to receive cumulative annual dividends of $6 per share. Each share of the Series A Redeemable Preferred Stock was convertible into 3.75 shares of the Company's common stock until July 7, 1994, and is convertible into 2.75 shares until July 7, 1997, subject to adjustment in certain events. The stock has a liquidation preference of $100 per share plus accrued dividends and is subject to mandatory redemption provisions which provide that no more than 80% of the original issue will be outstanding at the end of the sixth year after the issuance, with further reductions of 20% of the original issue being required in each of the following four years. During 1993, the Company completed a tender offer

                         LAURENTIAN CAPITAL CORPORATION

   (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6. REDEEMABLE PREFERRED STOCK (CONTINUED)

wherein 4,534 shares of the redeemable
preferred stock were purchased for $87 per share and subsequently retired. During 1994, the Company redeemed 8,524 shares of the preferred stock at $100 per share, in accordance with the mandatory redemption provision, and subsequently retired the stock. In order to satisfy the 1995 mandatory redemption provision, the Company must redeem 9,832 additional shares by July 7, 1995.

     The remaining 4.97 million unissued shares of preferred stock may be divided into series with rights and preferences established at the discretion of the Board of Directors.

7. STOCKHOLDERS' EQUITY AND RESTRICTIONS

     Dividend payments to the Company from its insurance subsidiaries are restricted by state insurance law as to the amount that may be paid without prior notice or approval by insurance regulatory authorities. The maximum dividend distribution which can be made to the Company by Loyal during 1995 without prior notice or approval is $3.4 million. Upon prior notice to state regulatory authorities, the maximum dividend distribution which can be made by Prairie States to Prairie National during 1995 under current insurance law is $5.6 million. This distribution would then be available to Prairie National to remit interest and principal payments due under its surplus debenture to the Company, subject to prior approval of the state regulatory authorities. The unpaid balance of the surplus debenture is $24 million at December 31, 1994.

     Dividend payments of $4.3 million and $2.1 million were made to the Company by its insurance subsidiaries during the years ended December 31, 1993 and 1992, respectively. Surplus debenture interest and principal payments were $8.4 million, $6.8 million and $1.2 million for the years ended December 31, 1994, 1993 and 1992, respectively.

     In connection with the 1989 acquisition of Rushmore, the policyholders of Rushmore are entitled to 90% of the statutory accounting earnings arising from the existing participating business during the ten years after the acquisition. In addition, the statutory surplus which was in existence at the date of acquisition has been distributed to the policyholders.

     Approximately 14% of the Company's insurance in force is related to participating insurance policies. A portion of the Company's earnings is allocated to these policies based on excess interest earnings, mortality savings and premium loading experience. Premium income and dividends allocated to participating policies during the past three years were as follows:

                                                      1994       1993       1992
                                                    ---------  ---------  ---------
Premium income....................................  $  11,761  $  12,924  $  15,131
Dividends allocated...............................      2,129      2,540      3,894

                         LAURENTIAN CAPITAL CORPORATION

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

     Transactions for 1994, 1993, and 1992 are as follows:

                                                                      1994       1993       1992
                                                                    ---------  ---------  ---------
                                                                        (AMOUNTS IN THOUSANDS
                                                                        EXCEPT DOLLAR AMOUNTS)
Options outstanding, January 1....................................        455        351        266
Granted...........................................................        126        190        139
Exercised.........................................................         79         37          8
Cancelled.........................................................          5         49         46
                                                                    ---------  ---------  ---------
Options outstanding, December 31..................................        497        455        351
                                                                    ---------  ---------  ---------
                                                                    ---------  ---------  ---------
Option price range at December 31.................................  $   2.125  $   2.125  $   2.125
                                                                           to         to         to
                                                                    $    8.50  $   6.875  $    5.25
Options exercisable at December 31................................        298        236        129
Options available for grant at December 31........................        303        345        449

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

     No Rights were exercised or cancelled during 1994. There are currently 349,044 rights granted at exercise prices ranging from $2.125 to $5.50 per share. Compensation expense recorded in 1994, 1993 and 1992 with respect to these Rights was approximately $1.3 million, $0.7 million and $1.0 million, respectively.

DEFERRED AND INCENTIVE COMPENSATION PLANS

     The Company has various incentive and deferred compensation plans administered by the Human Resources Committee of the Board of Directors. In 1994, 1993 and 1992, the Company recognized associated expenses of approximately $680,000, $698,000, and $532,000, respectively.

                         LAURENTIAN CAPITAL CORPORATION

   (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

9. RELATED PARTY MATTERS

     The Company paid or accrued approximately $152,000, $209,000, and $214,000, to Desjardins Laurentian and its affiliates for various services in 1994, 1993, and 1992, respectively.

10. EMPLOYEE BENEFIT PLANS

     The Company maintains a 401(k) profit sharing savings plan for employees who meet certain eligibility requirements. This plan provides for a Company matching contribution of 25-50% of eligible employee contributions up to 6% of salary. Supplemental Company contributions are provided based on consolidated earnings. The Company contributed approximately $152,000, $148,000 and $98,000 to the 401(k) profit sharing savings plan during 1994, 1993 and 1992, respectively, for employee matching. Effective January 1, 1993, the Company instituted a profit sharing element which provides for contributions by the Company ranging from 2-6% of the annual salary of eligible employees. Additionally, $437,000 and $425,000 were accrued in 1994 and 1993 for the plan's profit sharing element.

     In January 1993, the Company filed a standard termination notice with the Pension Benefit Guaranty Corporation (PBGC) for the purpose of terminating the Company's former defined benefit pension plan. The Company ceased to accrue benefits for service cost as of December 31, 1992, and all participants in the plan became fully vested at that date. On March 22, 1993 a favorable determination was issued by the Internal Revenue Service on the plan termination. The Company then distributed plan assets to vested participants in accordance with PBGC established formulas. The Company made funding contributions of $1.1 million during 1993 to satisfy all plan obligations. Distributions were in the form of either a rollover to the Company 401(k) profit sharing savings plan, a purchase of a non-participating annuity contract, or a lump sum cash payment.

11. REINSURANCE

     The Company is contingently liable with respect to reinsurance ceded in that the liability for such reinsurance would become that of the Company upon the failure of any reinsurer to meet its obligations under a particular reinsurance agreement. The maximum liability which the Company retains on any one life is $125,000 under ordinary and group policies.

     The Company had reinsured approximately $0.8 billion of life insurance in force at December 31, 1994 and 1993. Total premium income ceded during the years ended December 31, 1994, 1993, and 1992 was $5.8 million, $6.8 million, and $6.4 million, respectively. Reinsurance recoveries for the years ended December 31, 1994, 1993 and 1992 were $7.6 million, $6.8 million and $5.7 million, respectively.

     Included in reinsurance receivables are $1.1 million and $1.7 million representing amounts recoverable for claims ceded to reinsurers as of December 31, 1994 and 1993, respectively. Included in other liabilities are $0.9 million and $0.4 million representing amounts payable for premiums ceded to reinsurers as of December 31, 1994 and 1993, respectively.

     At December 31, 1994 and 1993, reinsurance receivables amounted to $92.2 million and $39.0 million, respectively. Of the 1994 amount, $50.0 million is applicable to reinsurance activities at Assured (which was acquired by Prairie States during 1994) and is associated with two reinsurers. Excluding the amount applicable to Assured, reinsurance receivables with carrying values of $23.8 million and $25.1 million were associated with two additional reinsurers at December 31, 1994 and 1993, respectively.

                         LAURENTIAN CAPITAL CORPORATION

   (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

12. COMMITMENTS AND CONTINGENCIES

LEASES

     Other liabilities include a capitalized lease obligation associated with the financing and leasing of Prairie States' home office. In addition, the Company leases office space, data processing equipment and certain other equipment under operating leases.

     Aggregate maturities of the capitalized lease obligation and future minimum aggregate rental payments required under non-cancelable operating leases as of December 31, 1994, are as follows:

                                                                      CAPITALIZED    OPERATING
                                                                         LEASE         LEASE
YEAR ENDING DECEMBER 31,                                              OBLIGATION    OBLIGATIONS
--------------------------------------------------------------------  -----------  -------------
1995................................................................   $     314     $     201
1996................................................................         201           111
1997................................................................           0            69
                                                                      -----------       ------
                                                                             515     $     381
                                                                                        ------
                                                                                        ------
Less amount representing interest...................................          39
                                                                      -----------
                                                                       $     476
                                                                      -----------
                                                                      -----------

     Rental expense for operating leases was approximately $0.6 million in 1994, $0.7 million in 1993, and $1.7 million in 1992.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Company had been a party to financial instruments with off-balance-sheet risk in the normal course of business to reduce its own exposure to fluctuations in interest rates. At December 31, 1993, the Company was a party to a five year Revolving Underwriting Facility (RUF) for maximum unsecured borrowings of $54.8 million maturing in April of 1994. Pursuant to the RUF, the Company paid interest at a variable rate, with a maximum rate equal to 0.30% above the London Interbank Offered Rate (LIBOR). On March 6, 1991, the Company entered into an Interest Rate Swap Agreement (Swap Agreement) to reduce the impact of changes in interest rates on its floating long-term debt. The Swap Agreement was with a commercial bank for a notional amount of $55 million. This agreement effectively changed the Company's interest rate exposure on the RUF from a floating LIBOR rate to a fixed LIBOR rate of 7.94%. The Company had been exposed to interest rate risk in the event of nonperformance by the commercial bank. The Swap Agreement matured at the time of the RUF maturity. The Company has not entered into a Swap Agreement or any other agreement which would effectively fix the interest rate on the Company's refinanced debt.

INVESTMENT PORTFOLIO CREDIT RISK

  Bonds:

     The Company's bond investment portfolio is predominately comprised of investment grade securities. At December 31, 1994, approximately $3.4 million in debt securities, at amortized cost (0.7% of debt securities) are considered 'below investment grade'. Securities are classified as 'below investment grade' by utilizing rating criteria employed by independent bond rating agencies.

     The Company has approximately 88% of its $508 million fixed maturity portfolio (amortized cost basis) invested in assets of either U.S. government agency pass-through mortgages (GNMA, FNMA, or FHLMC) or 'private-label' mortgage-backed securities as of December 31, 1994.

                         LAURENTIAN CAPITAL CORPORATION

   (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

12. COMMITMENTS AND CONTINGENCIES (CONTINUED)
  Mortgage Loans:

     Mortgage loans are primarily related to underlying real property investments in office and apartment buildings and retail/commercial and industrial facilities.

     At December 31, 1994, delinquent mortgage loans (i.e., loans where payments on principal and/or interest are over 60 days past due) amounted to $0.4 million, or 1.9% of the loan portfolio. The Company had loans outstanding in the states of Colorado and Florida, with combined principal balances in the aggregate approximating $9.8 million.

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

13. STATUTORY FINANCIAL STATEMENTS

     Insurance subsidiaries of the Company are required to file statutory financial statements with state insurance regulatory authorities. Accounting principles used to prepare these financial statements differ from GAAP. Consolidated net income and shareholders' equity on a statutory basis for the insurance companies for the years ended December 31 are as follows:

                                                            1994       1993       1992
                                                          ---------  ---------  ---------
Net income..............................................  $  11,702  $   7,625  $   6,298
Capital and surplus.....................................     60,012     59,167     55,240

                         LAURENTIAN CAPITAL CORPORATION

   (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

14. SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                       FIRST     SECOND      THIRD     FOURTH
                                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                                     ---------  ---------  ---------  ---------
1994
REVENUES:
Premiums...........................................................  $  19,276  $  21,377  $  22,802  $  22,296
Net investment income..............................................     10,996     10,963     11,439     11,478
Realized investment gains (losses).................................      1,622        758         87       (144)
Other income.......................................................        866        790      1,447      1,632
                                                                     ---------  ---------  ---------  ---------
                                                                        32,760     33,888     35,775     35,262
                                                                     ---------  ---------  ---------  ---------
BENEFITS AND EXPENSES:
Benefits and settlement expenses...................................     18,348     19,751     21,222     19,692
Amortization of deferred policy acquisition costs..................      3,468      3,217      4,144      3,739
Insurance and other expenses.......................................      7,806      7,749      7,255      8,728
                                                                     ---------  ---------  ---------  ---------
                                                                        29,622     30,717     32,621     32,159
                                                                     ---------  ---------  ---------  ---------
Income before income taxes.........................................      3,138      3,171      3,154      3,103
INCOME TAX EXPENSE (BENEFIT):
Current............................................................        100        100        300        645
Deferred...........................................................        810        693        457        (47)
                                                                     ---------  ---------  ---------  ---------
                                                                           910        793        757        598
                                                                     ---------  ---------  ---------  ---------
NET INCOME.........................................................  $   2,228  $   2,378  $   2,397  $   2,505
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------
EARNINGS PER SHARE.................................................  $    0.29  $    0.30  $    0.31  $    0.32
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------

                         LAURENTIAN CAPITAL CORPORATION

   (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

14. SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                                                       FIRST     SECOND      THIRD     FOURTH
                                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                                     ---------  ---------  ---------  ---------
1993
REVENUES:
Premiums...........................................................  $  19,664  $  20,650  $  21,078  $  20,051
Net investment income..............................................     11,353     12,030     12,468     10,969
Realized investment gains..........................................        236      1,028        851        658
Other income.......................................................        906        952      1,120        240
                                                                     ---------  ---------  ---------  ---------
                                                                        32,159     34,660     35,517     31,918
                                                                     ---------  ---------  ---------  ---------
BENEFITS AND EXPENSES:
Benefits and settlement expenses...................................     19,442     19,753     20,759     17,161
Amortization of deferred policy acquisition costs..................      3,164      3,164      2,857      4,041
Insurance and other expenses.......................................      7,156      8,778      8,849      7,752
                                                                     ---------  ---------  ---------  ---------
                                                                        29,762     31,695     32,465     28,954
                                                                     ---------  ---------  ---------  ---------
Income before income taxes and cumulative effect of accounting
  change...........................................................      2,397      2,965      3,052      2,964
INCOME TAX EXPENSE (BENEFIT):
Current............................................................         50        160        190       (150)
Deferred...........................................................        645        756        765      1,168
                                                                     ---------  ---------  ---------  ---------
                                                                           695        916        955      1,018
                                                                     ---------  ---------  ---------  ---------
Income before cumulative effect of accounting change...............      1,702      2,049      2,097      1,946
CUMULATIVE EFFECT OF ACCOUNTING CHANGE:
  Adoption of SFAS 109.............................................        400          0          0          0
                                                                     ---------  ---------  ---------  ---------
NET INCOME.........................................................  $   2,102  $   2,049  $   2,097  $   1,946
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------
EARNINGS PER SHARE:
Income before cumulative effect of accounting change...............  $    0.22  $    0.26  $    0.27  $    0.25
Cumulative effect of accounting change:
  Adoption of SFAS 109.............................................       0.05       0.00       0.00       0.00
                                                                     ---------  ---------  ---------  ---------
NET INCOME.........................................................  $    0.27  $    0.26  $    0.27  $    0.25
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS

                LAURENTIAN CAPITAL CORPORATION (PARENT COMPANY)
                             (DOLLARS IN THOUSANDS)

                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                             1994         1993
                                                                                          -----------  -----------
                                         ASSETS
Fixed maturities, at amortized cost.....................................................  $         0  $     2,727
Fixed maturities available for sale, at market..........................................          526            0
Equity securities, at market............................................................        6,100       10,372
Investment real estate..................................................................          450          450
Cash....................................................................................        1,091          183
Investments in and advances to subsidiaries:
  Investments in subsidiaries*..........................................................      112,048      112,802
  Surplus debenture*....................................................................       24,000       30,500
  Due from subsidiaries*................................................................          987          826
Other...................................................................................        1,363        1,608
                                                                                          -----------  -----------
     Total assets.......................................................................  $   146,565  $   159,468
                                                                                          -----------  -----------
                                                                                          -----------  -----------
                                      LIABILITIES
Accrued expenses and other liabilities..................................................  $     4,633  $     2,800
Due to affiliates.......................................................................          151            0
Current income tax......................................................................          (42)           0
Deferred income tax (benefit)...........................................................       (5,267)      (3,791)
Debt....................................................................................       45,000       54,822
                                                                                          -----------  -----------
     Total liabilities..................................................................       44,475       53,831
                                                                                          -----------  -----------
Redeemable preferred stock..............................................................        3,294        4,153
                                                                                          -----------  -----------
                                  STOCKHOLDERS' EQUITY
Common stock............................................................................          406          406
Capital in excess of par value..........................................................       59,127       59,071
Net unrealized investment gains (losses) (substantially all
  from subsidiaries)....................................................................      (10,934)       1,253
Treasury stock, at cost.................................................................       (2,656)      (2,818)
Retained earnings (including undistributed income of subsidiaries)......................       52,853       43,572
                                                                                          -----------  -----------
     Total stockholders' equity.........................................................       98,796      101,484
                                                                                          -----------  -----------
     Total liabilities, preferred stock and stockholders' equity........................  $   146,565  $   159,468
                                                                                          -----------  -----------
                                                                                          -----------  -----------

------------------
*Eliminated in consolidation.

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF OPERATIONS

                LAURENTIAN CAPITAL CORPORATION (PARENT COMPANY)
                             (DOLLARS IN THOUSANDS)

                                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                                               -------------------------------
                                                                                 1994       1993       1992
                                                                               ---------  ---------  ---------
REVENUES
Income from subsidiaries:
  Management and service fees*...............................................  $   5,968  $   6,232  $   6,496
  Dividends*.................................................................          0      4,332      2,133
  Interest income*...........................................................      1,857      2,182      1,791
  Realized investment gains (losses)*........................................         56          0     (1,452)
Net investment income........................................................        488        524        541
Realized investment gains (losses)...........................................       (345)        99          0
Other income.................................................................          7          8         14
                                                                               ---------  ---------  ---------
                                                                                   8,031     13,377      9,523
                                                                               ---------  ---------  ---------
EXPENSES
Operating and administrative.................................................      6,289      5,041      5,986
Depreciation and amortization................................................        123        180        246
Interest.....................................................................      3,550      4,838      4,961
                                                                               ---------  ---------  ---------
                                                                                   9,962     10,059     11,193
                                                                               ---------  ---------  ---------
Income (loss) before federal income taxes, cumulative effect of accounting
  change and equity in income of subsidiaries................................     (1,931)     3,318     (1,670)
Income tax benefit...........................................................     (1,400)      (347)      (500)
                                                                               ---------  ---------  ---------
Income (loss) before cumulative effect of accounting change and equity in
  income of subsidiaries.....................................................       (531)     3,665     (1,170)
Cumulative effect of accounting change: Adoption of SFAS 109.................          0        400          0
                                                                               ---------  ---------  ---------
Income (loss) before equity in income of subsidiaries........................       (531)     4,065     (1,170)
Equity in income of subsidiaries, less dividends received....................     10,039      4,129      7,884
                                                                               ---------  ---------  ---------
Net income...................................................................  $   9,508  $   8,194  $   6,714
                                                                               ---------  ---------  ---------
                                                                               ---------  ---------  ---------

------------------
*Eliminated in consolidation.

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS

                LAURENTIAN CAPITAL CORPORATION (PARENT COMPANY)
                             (DOLLARS IN THOUSANDS)

                                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                   1994       1993       1992
                                                                                 ---------  ---------  ---------
Cash flow from operations:
  Net income...................................................................  $   9,508  $   8,194  $   6,714
  Adjustments to reconcile net income to net cash provided by operating activities:
     Cumulative effect of adoption of SFAS 109.................................          0       (400)         0
     Realized investment losses (gains)........................................        289        (99)     1,452
     Depreciation and amortization.............................................        123        180        246
     Equity in subsidiaries' earnings*.........................................    (10,039)    (8,461)   (10,017)
     Dividends from subsidiaries*..............................................          0      4,332      2,133
     Increase (decrease) in accrued expenses and other liabilities.............      1,833       (111)       361
     Decrease in deferred income taxes.........................................     (1,400)      (347)      (439)
     Other items, net..........................................................        (34)        75       (953)
                                                                                 ---------  ---------  ---------
        Net cash provided by (used in) operations..............................        280      3,363       (503)
                                                                                 ---------  ---------  ---------
Cash flow from investing activities:
     Sales of investments to subsidiaries*.....................................      2,384          0      4,621
     Repayments of surplus debenture*..........................................      6,500      4,500          0
     Purchases of real estate..................................................          0        (13)       (12)
     Purchases of property and equipment.......................................       (259)      (172)      (129)
     Purchases of subsidiaries.................................................       (875)      (738)         0
     Purchases of investments..................................................     (3,828)   (10,671)      (739)
     Sales of investments......................................................      7,422      2,422          0
                                                                                 ---------  ---------  ---------
        Net cash provided by (used in) investing activities....................     11,344     (4,672)     3,741
                                                                                 ---------  ---------  ---------
Cash flow from financing activities:
     Proceeds from borrowing...................................................     45,000        368        257
     Repayment of debt.........................................................    (54,822)         0          0
     Net (purchases) sales of treasury shares, at cost.........................        218         19     (2,837)
     Redemption of preferred stock.............................................       (859)      (395)      (351)
     Dividends paid on preferred stock.........................................       (253)      (271)      (303)
     Other.....................................................................          0         (3)         0
                                                                                 ---------  ---------  ---------
        Net cash (used in) financing activities................................    (10,716)      (282)    (3,234)
                                                                                 ---------  ---------  ---------
Net increase (decrease) in cash................................................        908     (1,591)         4
Cash at beginning of year......................................................        183      1,774      1,770
                                                                                 ---------  ---------  ---------
Cash at end of year............................................................  $   1,091  $     183  $   1,774
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

------------------
*Eliminated in consolidation.

                LAURENTIAN CAPITAL CORPORATION (PARENT COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

     The condensed financial statements of Laurentian Capital Corporation (the 'parent company') should be read in conjunction with the Laurentian Capital Corporation and Subsidiaries consolidated financial statements and notes thereto.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying parent company financial statements reflect only the accounts of Laurentian Capital Corporation. The parent company's investment in its subsidiaries is reflected on the equity basis. Intercompany accounts and transactions have not been eliminated since consolidated financial statements are not presented.

2. RELATED PARTY TRANSACTIONS

     During 1992, the Company restructured its holding in Prairie States Life Insurance Company (Prairie). Following approval by the Division of Insurance for the State of South Dakota, Prairie was sold to a wholly-owned life insurance subsidiary of the Company, Prairie National Life Insurance Company, of Rapid City, South Dakota (Prairie National). As part of the consideration for Prairie National purchasing Prairie, Prairie National issued capital stock and a $35 million surplus debenture to the parent company. Interest and repayment of principal on the debenture is subject to prior approval by the South Dakota Division of Insurance. The Division of Insurance has approved $1.9 million and $2.2 million in interest payments associated with the surplus debenture for the years ended December 31, 1994 and 1993, respectively. Principal payments of $6.5 million and $4.5 million were approved by the Division of Insurance during 1994 and 1993, respectively.

     During 1994 and 1992, the parent company sold equity securities to its insurance subsidiaries at fair market value at the dates of sale. Total proceeds, which consisted of cash and fixed maturities, amounted to $2.4 million and $7.9 million, respectively and resulted in a gain on transfer of $0.1 million in 1994 and a loss on transfer of $1.5 million in 1992. The effects of these transactions were eliminated in consolidation.

                           SCHEDULE VI -- REINSURANCE

                LAURENTIAN CAPITAL CORPORATION AND SUBSIDIARIES
                             (DOLLARS IN THOUSANDS)

                   COL. A                         COL. B        COL. C       COL. D        COL. E         COL. F
---------------------------------------------  -------------  -----------  -----------  -------------  -------------
                                                                                                        PERCENTAGE
                                                               CEDED TO      ASSUMED                     OF AMOUNT
                                                   GROSS         OTHER     FROM OTHER        NET          ASSUMED
                                                  AMOUNT       COMPANIES    COMPANIES      AMOUNT         TO NET
                                               -------------  -----------  -----------  -------------  -------------
Year ended December 31, 1994:
  Life insurance in force....................  $   3,297,913  $   762,424   $  46,256   $   2,581,745
                                               -------------  -----------  -----------  -------------
                                               -------------  -----------  -----------  -------------
  Premium:
     Life insurance..........................  $      71,671  $     5,631   $     442   $      66,482          0.7%
     Accident/health insurance...............         19,407          138           0          19,269            0
                                               -------------  -----------  -----------  -------------
        Total................................  $      91,078  $     5,769   $     442   $      85,751          0.5%
                                               -------------  -----------  -----------  -------------
                                               -------------  -----------  -----------  -------------
Year ended December 31, 1993:
  Life insurance in force....................  $   3,426,591  $   817,980   $  32,206   $   2,640,817
                                               -------------  -----------  -----------  -------------
                                               -------------  -----------  -----------  -------------
  Premium:
     Life insurance..........................  $      68,845  $     6,685   $     297   $      62,457          0.5%
     Accident/health insurance...............         19,091          105           0          18,986            0
                                               -------------  -----------  -----------  -------------
        Total................................  $      87,936  $     6,790   $     297   $      81,443          0.4%
                                               -------------  -----------  -----------  -------------
                                               -------------  -----------  -----------  -------------
Year ended December 31, 1992:
  Life insurance in force....................  $   3,733,568  $   851,252   $  13,484   $   2,895,800
                                               -------------  -----------  -----------  -------------
                                               -------------  -----------  -----------  -------------
  Premium:
     Life insurance..........................  $      68,621  $     6,289   $     370   $      62,702          0.6%
     Accident/health insurance...............         17,619          135           0          17,484            0
                                               -------------  -----------  -----------  -------------
        Total................................  $      86,240  $     6,424   $     370   $      80,186          0.5%
                                               -------------  -----------  -----------  -------------
                                               -------------  -----------  -----------  -------------

                                    INDEX OF

                                  EXHIBITS TO

                                   FORM 10-K

                                 ANNUAL REPORT

                      FOR THE YEAR ENDED DECEMBER 31, 1994

                         LAURENTIAN CAPITAL CORPORATION

                                    EXHIBIT

                                                                                                                     PAGE
                                                                                                                  -----------
11.        Statement re: computation of per share earnings......................................................         E-2
22.        Subsidiaries of the Company..........................................................................         E-3
24.        Consent of Coopers & Lybrand L.L.P. .................................................................         E-3
27.        Financial data schedule