Form 10-Q
period 1995-03-31
LAURENTIAN CAPITAL CORP/DE/
filed 1995-05-15
CIK 92342

                       SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For Quarter Ended                                            Commission File No.
March 31, 1995                                                      0-8403

                         LAURENTIAN CAPITAL CORPORATION

Delaware                                    59-1611314
- ------------------------------              -----------------------------------
(State of Incorporation)                    (I.R.S. Employer
                                            Identification Number)

640 Lee Road
Wayne, Pennsylvania                         19087
- ------------------------------              -----------------------------------
(Address of principal                       (Zip Code)
executive offices)

Registrant's telephone number,
including area code                         (610) 889-7400
                                            -----------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   X                 No
                      -----                  -----

Number of shares outstanding of the Registrant's Common Stock as of May 15, 1995:

                  Common stock, $0.05 Par Value -  7,587,398
                                                   ---------

                                  Page 1 of 18
                             Exhibit Index Page 16

                         LAURENTIAN CAPITAL CORPORATION

                                    CONTENTS

                                                             Page(s)
                                                             -------
Consolidated Balance Sheets as at March 31, 1995
       (Unaudited) and December 31, 1994.....................   3-4

Consolidated Statements of Operations (Unaudited) for the
       Three Months Ended March 31, 1995 and 1994............     5

Consolidated Statements of Cash Flows (Unaudited) for the
       Three Months Ended March 31, 1995 and 1994............     6

Notes to Interim Consolidated Financial Statements
       (Unaudited)...........................................     7

Management's Discussion and Analysis of Financial
       Condition and Results of Operations...................  8-11

Part II - Other Information.................................. 12-14

Signature....................................................    15

Exhibit Index................................................    16

Exhibit 11 - Computation of Per Share Earnings...............    17

Exhibit 27 - Financial Data Schedule.........................    18

                         LAURENTIAN CAPITAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)

                                                                                March 31,     December 31,
                                                                                  1995           1994
                                                                               ----------     ------------
                                                                               (Unaudited)
ASSETS

Investments:
  Fixed maturities held to maturity, at
    amortized cost (market, 1995 - $259,136;
    1994 - $243,191)...................................................        $ 277,624        $ 273,418
  Fixed maturities available for sale, at
    market (amortized cost, 1995 - $227,092;
    1994 - $234,537)...................................................          220,138          218,645
  Equity securities, at market (cost,
    1995 - $11,226; 1994 - $11,313)....................................           11,124           10,638
  Mortgage loans on real estate........................................           20,826           21,420
  Investment real estate...............................................            3,997            4,489
  Policy loans.........................................................           50,290           50,600
  Short-term investments...............................................           12,330            1,616
                                                                              ----------       ----------

        TOTAL INVESTMENTS..............................................          596,329          580,826

Cash...................................................................           13,528           20,250
Accounts, notes and premiums receivable................................           13,788            5,379
Reinsurance receivables................................................           70,982           92,170
Accrued investment income..............................................            6,016            6,190
Deferred policy acquisition costs......................................           74,830           74,085
Costs in excess of net assets of business
  acquired..................................................... .......            7,287            7,362
Property and equipment, net............................................           11,350           11,738
Other assets...........................................................            3,558            3,535
Assets held in separate accounts.......................................          223,969          226,351
                                                                              ----------       ----------

        TOTAL ASSETS...................................................       $1,021,637       $1,027,886
                                                                              ==========       ==========

            SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                         LAURENTIAN CAPITAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)

                                                                                 March 31,     December 31,
                                                                                   1995           1994
                                                                                ----------     ------------
                                                                                (Unaudited)
LIABILITIES
Policy liabilities and accruals:
  Future policy benefits....................................................... $  437,185       $  436,318
  Unearned premiums............................................................      1,643            1,710
  Other policy claims and benefits payable.....................................     11,911           12,033
                                                                                ----------     ------------

Total policy liabilities and accruals..........................................    450,739          450,061

Other policyholders' funds.....................................................    164,755          179,143
Debt...........................................................................     45,000           45,000
Other liabilities..............................................................     14,449           17,289
Current income taxes...........................................................        241              241
Deferred income taxes..........................................................     11,826            7,711
Liabilities related to separate accounts.......................................    223,969          226,351
                                                                                ----------     ------------

     TOTAL LIABILITIES.........................................................   910,979          925,796
                                                                                ----------     ------------

Commitments and contingent liabilities

Redeemable preferred stock, Series A Convertible,
  $.01 par value, at redemption value
    Shares authorized:  5 million
    Shares issued:  57,767
    Outstanding: 32,939........................................................      3,294            3,294
                                                                                ----------     ------------
STOCKHOLDERS' EQUITY
Common stock, $.05 par value
  Shares authorized: 20 million
  Shares issued: 8,111,496.....................................................        406              406
Capital in excess of par value.................................................     59,127           59,127
Net unrealized investment (losses),
  net of tax...................................................................     (4,657)         (10,934)
Treasury stock, at cost (shares
  outstanding: 524,098)........................................................     (2,656)          (2,656)
Retained earnings..............................................................     55,144           52,853
                                                                                ----------     ------------

     TOTAL STOCKHOLDERS' EQUITY................................................    107,364           98,796
                                                                                ----------     ------------
       TOTAL LIABILITIES, PREFERRED STOCK
        AND STOCKHOLDERS' EQUITY............................................... $1,021,637       $1,027,886
                                                                                ==========     ============

             SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                         LAURENTIAN CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)


                                                                           Three Months Ended March 31,
                                                                        ---------------------------------
                                                                          1995                      1994
                                                                        --------                   ------
Revenues:
  Premiums....................................................          $ 23,529                  $ 19,276
  Net investment income.......................................            11,583                    10,996
  Realized investment gains...................................               510                     1,622
  Other income ...............................................             1,405                       866
                                                                        --------                  --------
    Total revenues............................................            37,027                    32,760
                                                                        --------                  --------

Benefits and expenses:
  Benefits and settlement expenses............................            22,388                    18,348
  Amortization of deferred
    policy acquisition costs..................................             3,801                     3,468
  Insurance and other expenses................................             7,367                     7,806
                                                                        --------                  --------
    Total benefits and expenses...............................            33,556                    29,622
                                                                        --------                  --------

Income before income taxes ...................................             3,471                     3,138
Income tax expense:
  Current.....................................................               300                       100
  Deferred....................................................               880                       810
                                                                        --------                  --------
                                                                           1,180                       910
                                                                        --------                  --------

NET INCOME....................................................          $  2,291                  $  2,228
                                                                        ========                  ========

Net income available to common shareholders:
  Net income..................................................          $  2,291                  $  2,228
  Less: accrued dividends on
    preferred stock...........................................                51                        63
                                                                        --------                  --------

                                                                        $  2,240                  $  2,165
                                                                        ========                  ========

Earnings per share ...........................................          $   0.30                  $   0.29
                                                                        ========                  ========

Weighted average shares
  outstanding (in thousands)..................................             7,587                     7,549
                                                                        ========                  ========

            SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.


                         LAURENTIAN CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)


                                                                           Three Months Ended March 31,
                                                                        ---------------------------------
                                                                          1995                      1994
                                                                        --------                   ------
Cash flows from operations:
 Net income............................................................ $  2,291                  $  2,228
 Adjustments to reconcile net income
 to net cash provided by operating activities:
  Deferred income taxes ...............................................      880                       810
  Increase in policy liabilities and accruals,
    policyholders' funds and current income taxes......................    6,457                     2,915
  Decrease (increase) in accrued investment income
    and accounts and notes receivable..................................      (61)                       37
  Decrease in other liabilities   .....................................   (2,969)                   (1,433)
  Amortization of deferred policy acquisition costs....................    3,801                     3,468
  Policy acquisition costs deferred....................................   (4,886)                   (2,637)
  Depreciation expense.................................................      342                       373
  Amortization of goodwill.............................................       75                        66
  Realized investment gains............................................     (510)                   (1,622)
  Other reconciling adjustments, net...................................     (923)                   (1,789)
                                                                        --------                  --------
    Net cash provided by operating activities..........................    4,497                     2,416
                                                                        --------                  --------

Cash flows from investing activities:
  Sale of fixed maturities available for sale..........................   30,972                         0
  Sale of fixed maturities held to maturity............................        0                         0
  Sale of other investments............................................    5,536                         0
  Maturity or repayment of investments.................................    6,079                    36,517
  Purchases of investments.............................................  (43,279)                  (49,146)
  Purchases of property and equipment..................................     (127)                     (430)
  Net (increase) decrease in short-term investments....................  (10,714)                    9,667
  Other, net...........................................................      314                         0
                                                                        --------                  --------
    Net cash (used in) investing activities............................  (11,219)                   (3,392)
                                                                        --------                  --------

Cash flow from financing activities:
  Proceeds from borrowing..............................................        0                        26
                                                                        --------                  --------

    Net cash provided by financing activities..........................        0                        26
                                                                        --------                  --------

Net decrease in cash...................................................   (6,722)                     (950)
Cash at beginning of period............................................   20,250                     8,722
                                                                        --------                  --------
Cash at end of period.................................................. $ 13,528                  $  7,772
                                                                        ========                  ========

Supplemental disclosure of cash flow information:
  Cash paid for interest expense....................................... $    862                  $  1,165
  Cash paid for federal income taxes...................................      300                        30

            SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                         LAURENTIAN CAPITAL CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The Interim Consolidated Financial Statements should be read in conjunction with the following notes and with the Notes to the Consolidated Financial Statements included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1995 and the results of operations and statements of cash flows for the three month periods ended March 31, 1995 and 1994.

The consolidated financial statements include, after intercompany eliminations, Laurentian Capital Corporation (individually or collectively with its subsidiaries, the "Company"), and its principal wholly-owned subsidiaries Loyal American Life Insurance Company ("Loyal"), Prairie States Life Insurance Company ("Prairie"), and Rushmore National Life Insurance Company ("Rushmore"), as well as its other subsidiaries as disclosed on Exhibit 22 of the Company's 1994
Form 10-K filing.

The results of operations for the three month period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year. Certain prior year information has been reclassified to conform with the current year's presentation.

NOTE 2 - INVESTMENTS:

Of the fixed maturity investments, $3.3 million at amortized cost, less permanent impairments, were rated as below investment grade as of March 31, 1995. These investments had an associated market value of $3.4 million. As of December 31, 1994, $3.4 million at amortized cost, less permanent impairments, with an associated market value of $3.1 million were rated as below investment grade. Most of these securities have been evaluated by the National Association of Insurance Commissioners and found to be suitable for reporting at book value for statutory reporting purposes. No material effect is expected from these holdings on the Company's financial condition or the results of operations. The Company's investment strategy is to hold fixed income instruments to maturity and to recognize permanent impairments on those investments where reduction in amounts to be received at maturity is likely.

********************************************************************************

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Premium Income

The following table sets forth for the periods shown the amount of premium income for the Company, and the percentage change from the corresponding prior-year period:

                                             Three Months Ended
                                                  March 31
                                           ----------------------
                                           (Dollars in thousands)
   1995 amount                                    $23,529

   1994 amount                                     19,276

   Percentage increase                               22.1%

For the three month period ended March 31, 1995, the increase in premium income compared to the prior period was due to increased single premium life insurance sales at Prairie and higher levels of accident and health insurance sales at Loyal.

Net Investment Income, Realized Investment Gains and Other Income

The following table sets forth for the periods shown the aggregate amount of net investment income, gross realized investment gains and other income and the percentage change from the corresponding prior-year period:

                                             Three Months Ended
                                                  March 31
                                           ----------------------
                                           (Dollars in thousands)
   1995 amount                                   $13,498

   1994 amount                                    13,484

   Percentage increase                               0.1%

For the three month period ended March 31, 1995, net investment income, realized investment gains and other income remained stable, on an aggregate basis, as compared to 1994. The decrease in realized investment gains of $1.1 million, most of which resulted from the Company's sale during the first quarter of 1994 of its investment in North American National Corporation for a gross realized gain of $1.7 million, was offset by increases in net investment income of $0.6 million and other revenue of $0.5 million. The increase in net investment income reflects the improving portfolio yield as funds invested during the fourth quarter of 1994 and the first quarter of 1995 were invested at higher rates than the portfolio yield. An increase in invested assets has also contributed to higher investment income.

Benefits & Expenses

The following table sets forth for the periods shown the benefits and expenses incurred by the Company as a percentage of premium income:

                                 Three Months Ended
                                      March 31
                                ----------------------
                                Benefits      Expenses
                                --------      --------
         1995                      95.2%        47.5%
         1994                      95.2%        58.5%
         Increase (decrease)        0.0%      (11.0)%

For the three month period ended March 31, 1995, benefits increased by approximately $4.0 million as compared to the prior year. The increase was due primarily to increased benefit reserves on new business at Prairie, which is directly attributable to its increase in premium income.

Total expenses decreased $0.1 million for the three month period ended March 31, 1995, when compared to the prior year's period. The decrease was due to reduced interest expense on the Company's debt due to refinancing in April 1994 at a lower amount and a lower interest rate, in addition to lower general and administrative expenses. These reductions were offset by the Company's continued investment in its sales distribution network.

Income Taxes

The Company's effective tax rates for the periods ended March 31, 1995 and 1994 were 34% and 29%, respectively. The 1995 effective tax rate is equal to the statutory tax rate. The effective tax rate for the 1994 period reflects the realization of certain tax benefits associated with the Company's sale of certain real estate assets during the 1994 period.

Net Income

The following table sets forth for the periods shown net income and earnings per share:

                                 Three Months Ended
                                      March 31
                                ----------------------
                  (Dollars in thousands except per share amounts)
                                Net income       Earnings
                                  Amount        Per Share
                                  ------        ---------
   1995 amount                    $2,291            $0.30

   1994 amount                     2,228             0.29

   Increase amount                    63             0.01


The improvement in net income of approximately $63,000 for the three month period ended March 31, 1995, over the corresponding period in 1994, was due primarily to increased sales, lower interest expense, and higher investment income offset by a decrease in realized gains and a higher effective tax rate.

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

As of March 31, 1995, the Company's total fixed maturity investment portfolio had an amortized cost of $504.7 million with a market value of $479.3 million, $25.4 million below amortized cost. This differential between amortized cost and market is significantly influenced by changes in interest rates subsequent to purchase of the investment. The Company had $20.8 million in mortgage loans at March 31, 1995, which could reflect a small premium or discount if those loans had quoted market prices. Since these assets are invested for terms generally corresponding to anticipated future benefit payments and carry interest rates in excess of assumed reserve interest rates, they produce predictable cash flows and when combined with future premium income should be sufficient to fund the Company's future benefit payments in the ordinary course of business without any need for liquidation prior to maturity.

The Company holds a substantial position in mortgage-backed securities ("MBS"). These are instruments collaterized by pools of residential or commercial mortgages, which return interest and principal payments to the investor monthly. The Company's MBS holdings are primarily issued by either U.S. government agencies (i.e., GNMA, FNMA and FHLMC) or major U.S. financial institutions. MBS are subject to prepayment risk, especially in periods when interest rates are falling, which can adversely affect their yield and maturity. With the significant decline experienced in interest rates throughout 1993, the Company had experienced significant prepayment activity. As a result, the Company experienced a decline in the portfolio yield as a result of reinvesting these proceeds into similar investments at then lower interest rates. The level of prepayment activity abated steadily during 1994. The portfolio yield is modestly improving as maturities and new funds are being invested at higher rates in the current economic environment.

Policy loans at March 31, 1995 were $50.3 million. These loans have associated rates in the 3.5% to 8% range, at least equal to the assumed interest rates used for future policy benefits; accordingly, policy loans should not result in negative cash flow.

In addition to the cash flow necessary to fund benefit payments, the Company requires cash flows for operating and administrative expenses. The level of expenses normally fluctuates in direct proportion to the amount of premium produced; however, the Company's cash disbursements in the holding company have from time to time exceeded its cash receipts, principally due to its former acquisitions program. Funding of interest on debt incurred in connection with acquisitions and the subsequent consolidation of operations required an expenditure of approximately $0.9 million for the three month period ended March 31, 1995.

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

         Item 1   Legal Proceedings
                       Not applicable

         Item 2   Changes in Securities
                       Not applicable

         Item 3   Defaults upon Senior Securities
                       Not applicable

         Item 4   Submission of Matters to a Vote of Security Holders

                  (a) At the May 9, 1995 Annual Meeting of Stockholders of the Company, the following nominees were elected to the Board of Directors by the votes indicated:

                       Nominee                    Votes for       Votes Withheld
                       -------                    ---------       --------------
                       Thomas E. Beach            7,053,945           8,631
                       Jared M. Billings          7,053,676           8,900
                       Stephen B. Bonner          7,053,605           8,971
                       Claude Castonguay          7,053,441           9,135
                       Robert J. Ferguson         7,054,003           8,573
                       Jack Kinder, Jr.           7,053,987           8,589
                       Robert D. Larrabee         7,054,030           8,546
                       Robert T. Rakich           7,053,690           8,886
                       Guy Rivard                 7,054,003           8,573
                       Humberto Santos            7,053,524           9,052
                       Alan J. Zakon              7,054,030           8,546

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

                  (a)  (continued)

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

                       (19)    Previously unfiled documents.
                                    Not applicable

                       (20)    Report furnished to security holders.
                                    Not applicable

                       (23) Published report re:matters submitted to vote of security holders.
                                    Not applicable

                       (24)    Consents of experts and counsel.
                                    Not applicable

                       (25)    Power of attorney.
                                    Not applicable

                       (28)    Additional exhibits.
                                    Not applicable

             (b) During the quarter for which this Form 10-Q Quarterly Report is filed, the Company filed one (1) report on Form 8-K.

                  (b)  (continued)

                  Date of          Item                               Financial
                  Report           Reported                           Statements
                  -------          --------                           ----------
                  December 13,     Item 5. Reporting change of        None
                  1994 (filed      control agreements, each of
                  March 3, 1995,   which amended and restated
                  amended by       prior agreements between
                  Amendment No.    such officers and the Company,
                  1 thereto        between Robert T. Rakich,
                  filed March      President and Chief Executive
                  9, 1995)         Officer of the Company, and
                                   the Company; Bernhard M. Koch,
                                   Senior Vice President,
                                   Treasurer, Chief Financial
                                   Officer and Secretary of the
                                   Company, and the Company; and
                                   David L. Wilson, Jr., Senior
                                   Vice President and Chief
                                   Investment Officer of the
                                   Company, and the Company,
                                   respectively.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LAURENTIAN CAPITAL CORPORATION
                                          Registrant

Date:  May 15, 1995                       /s/ Bernhard M. Koch
       ----------------------             -------------------------------------
                                          Bernhard M. Koch
                                          Senior Vice President, Treasurer,
                                          Chief Financial Officer and Secretary

                                 EXHIBIT INDEX

                                                                           Page
                                                                          Number
                                                                          ------
Exhibit 11        Statement regarding computation of
                  per share earnings                                        17

Exhibit 27        Financial Data Schedule                                   18

                         LAURENTIAN CAPITAL CORPORATION

Exhibit 11 - Computation of Per Share Earnings

                                                      Three Months
                                                     Ended March 31,
                                                --------------------------
                                                    1995          1994
                                                -----------    -----------
Shares outstanding                                7,587,398      7,548,757
Number of days                                           90             90
                                                -----------    -----------

      Weighted Average
       Shares Outstanding                         7,587,398      7,548,757
                                                ===========   ============

Total Net Income                                 $2,291,274     $2,228,188

   Less:

   Accrued Dividends
   on Preferred Stock                                50,621         63,504
                                                -----------    -----------

Adjusted Net Income                             $ 2,240,653    $ 2,164,684
                                                ===========    ===========

Earnings Per Common Share:

   Net income                                   $      0.30    $      0.29
                                                ===========    ===========


The Company's Series A Redeemable Preferred Stock are considered to be common stock equivalents. These shares were not included in the earnings per share computation because their effect was anti-dilutive. Options granted to purchase the Company's common stock are also considered common stock equivalents. These options were not included in the computation of earnings per share because their maximum possible dilution was not material.