Form 10-Q
period 1995-06-30
LAURENTIAN CAPITAL CORP
filed 1995-08-11
CIK 92342

                       SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934


For Quarter Ended                                           Commission File No.
June 30, 1995                                                    0-8403


                         LAURENTIAN CAPITAL CORPORATION



       Delaware                                                 59-1611314
(State of Incorporation)                                    (I.R.S. Employer
                                                         Identification Number)

   640 Lee Road
 Wayne, Pennsylvania                                               19087
(Address of principal                                            (Zip Code)
  executive offices)

Registrant's telephone number,
    including area code                                       (610) 889-7400



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes     X                                            No


Number of shares outstanding of the Registrant's Common Stock as of August 11, 1995:

                  Common stock, $0.05 Par Value -  7,587,398
                                                  ----------

                                  Page 1 of 18
                             Exhibit Index Page 16

                         LAURENTIAN CAPITAL CORPORATION

                                    CONTENTS

                                                                                                             Page(s)

Consolidated Balance Sheets as at June 30, 1995
       (Unaudited) and December 31, 1994 ..................................................................     3-4

Consolidated Statements of Operations (Unaudited) for the
       Six Months and Quarter Ended June 30, 1995 and 1994.................................................       5

Consolidated Statements of Cash Flows (Unaudited) for the
       Six Months Ended June 30, 1995 and 1994.............................................................       6

Notes to Interim Consolidated Financial Statements
       (Unaudited).........................................................................................     7-8

Management's Discussion and Analysis of Financial
       Condition and Results of Operations.................................................................    9-12

Part II - Other Information................................................................................   13-14

Signature..................................................................................................      15

Exhibit Index..............................................................................................      16

Exhibit 11 - Computation of Per Share Earnings.............................................................      17

Exhibit 27 - Financial Data Schedule.......................................................................      18


                         LAURENTIAN CAPITAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)

                                                                                       June 30,         December 31,
                                                                                         1995              1994
                                                                                      ---------          ---------
                                                                                      (Unaudited)
ASSETS

Investments:
  Fixed maturities held to maturity, at
    amortized cost (market, 1995- $266,513;
    1994 - $243,191) ...........................................................     $  268,918          $ 273,418
  Fixed maturities available for sale, at
    market (amortized cost, 1995 - $209,197;
    1994 - $234,537)............................................................        211,823            218,645
  Equity securities, at market (cost,
    1995 - $10,318; 1994 - $11,313).............................................         10,456             10,638
  Mortgage loans on real estate.................................................         19,662             21,420
  Investment real estate .......................................................          3,558              4,489
  Policy loans .................................................................         49,883             50,600
  Short-term investments .......................................................         29,721              1,616
                                                                                    -----------         ----------
        TOTAL INVESTMENTS.......................................................        594,021            580,826

Cash ...........................................................................         49,992             20,250
Accounts, notes and premiums receivable.........................................          6,024              5,379
Reinsurance receivables.........................................................         73,012             92,170
Accrued investment income.......................................................          4,922              6,190
Deferred policy acquisition costs...............................................         76,606             74,085
Costs in excess of net assets of business
  acquired .....................................................................          7,204              7,362
Property and equipment, net.....................................................         10,928             11,738
Other assets ...................................................................          6,343              3,535
Assets held in separate accounts ..............................................         230,146            226,351
                                                                                    -----------        -----------

        TOTAL ASSETS............................................................     $1,059,198         $1,027,886
                                                                                    ===========        ===========







             SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                         LAURENTIAN CAPITAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)


                                                                                       June 30,          December 31,
                                                                                         1995               1994
                                                                                      -----------        ------------
                                                                                      (Unaudited)
LIABILITIES
 Policy liabilities and accruals:
  Future policy benefits........................................................       $ 445,395         $ 436,318
  Unearned premiums............................................................            1,776             1,710
  Other policy claims and benefits payable......................................          12,253            12,033
                                                                                     -----------        -----------

Total policy liabilities and accruals...........................................         459,424           450,061

Other policyholders' funds......................................................         169,184           179,143
Debt............................................................................          45,000            45,000
Other liabilities...............................................................          24,801            17,289
Current income taxes............................................................              41               241
Deferred income taxes...........................................................          15,247             7,711
Liabilities related to separate accounts.....................................            230,146           226,351
                                                                                     -----------        ----------

     TOTAL LIABILITIES.........................................................          943,843           925,796
                                                                                     -----------        ----------

Commitments and contingent liabilities

Redeemable preferred stock, Series A Convertible,
  $.01 par value, at redemption value
    Shares authorized:  5 million
    Shares issued:  57,767
    Outstanding: 1995 - 0; 1994 - 32,939.........................................             0             3,294
                                                                                    -----------        ----------

STOCKHOLDERS' EQUITY
Common stock, $.05 par value
  Shares authorized: 20 million
  Shares issued: 8,111,496......................................................            406              406
Capital in excess of par value...................................................        59,127           59,127
Net unrealized appreciation (depreciation) of
  securities, net of tax (1995 - $940; 1994 - ($5,633))........................           1,824          (10,934)
Treasury stock, at cost
  (shares 524,098)..............................................................         (2,656)          (2,656)
Retained earnings...............................................................         56,654           52,853
                                                                                   ------------       ----------

     TOTAL STOCKHOLDERS' EQUITY.................................................        115,355            98,796
                                                                                    -----------        ----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............................     $1,059,198        $1,027,886
                                                                                    ===========        ==========


             SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                         LAURENTIAN CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)


                                                       Six Months Ended June 30,           Quarter Ended June 30,
                                                      --------------------------         -------------------------
                                                         1995             1994             1995             1994
                                                      --------          --------         --------         --------
Revenues:
  Premiums                                            $ 47,673          $ 40,653         $ 24,144         $ 21,377
  Net investment income                                 23,237            21,959           11,654           10,963
  Realized investment gains                              2,427             2,380            1,917              758
  Other revenue                                          2,514             1,656            1,109              790
                                                       -------          --------         --------         --------
    Total revenues                                      75,851            66,648           38,824           33,888
                                                       -------           -------         --------          -------

Benefits and expenses:
  Benefits and settlement expenses                      45,829            38,099           23,441           19,751
  Amortization of deferred
    policy acquisition costs                             6,799             6,685            2,998            3,217
  Insurance and other expenses                          17,126            15,555            9,759            7,749
                                                       -------          --------         --------         --------
    Total benefits and expenses                         69,754            60,339           36,198           30,717
                                                       -------          --------          -------          -------

Income before income taxes                               6,097             6,309            2,626            3,171
Income tax expense:
  Current                                                1,135               200              835              100
  Deferred                                                 946             1,503               66              693
                                                       -------         ---------         --------         --------
                                                         2,081             1,703              901              793
                                                       -------         ---------         --------         --------

NET INCOME                                             $ 4,016           $ 4,606          $ 1,725          $ 2,378
                                                      ========           =======          =======          =======

Net income available to common shareholders:
  Net income                                           $ 4,016           $ 4,606          $ 1,725          $ 2,378
  Less: accrued dividends on
    preferred stock                                        103               127               52               64
                                                      --------         ---------        ---------        ---------
Net income attributable
    to common shareholders                             $ 3,913           $ 4,479          $ 1,673          $ 2,314
                                                       =======           =======           =======          =======

Earnings per share                                    $   0.52         $    0.59          $   .22          $  0.30
                                                      ========         =========          =======          ========

Weighted average shares                                  7,587             7,570             7,587            7,591
                                                      ========         =========           =======         ========
  outstanding (in thousands)


             SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                         LAURENTIAN CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                         Six Months Ended June 30,
                                                                          1995              1994
                                                                        --------          --------
Cash flow from operations:
 Net income                                                             $  4,016          $  4,606
 Adjustments to reconcile net income
 to net cash provided by operating activities:
  Deferred income taxes                                                      946             1,503
  Increase in policy liabilities and accruals,
    policyholders' funds and income taxes                                 17,325             6,801
  Decrease in accrued investment income and
    accounts and notes receivable                                          1,402             1,187
  Decrease (increase) in accrued expense and
    other liabilities                                                      4,369              (466)
  Amortization of deferred policy acquisition costs                        7,140             6,685
  Policy acquisition costs deferred                                       (9,661)           (6,231)
  Depreciation expense                                                       686               744
  Amortization of goodwill                                                   173               133
  Realized gains on investments                                           (2,427)           (2,380)
  Other reconciling adjustments, net                                      (5,653)           (1,634)
                                                                         -------           --------
    Net cash provided by operating activities                             18,316             10,948
                                                                         -------           --------
Cash flow from investing activities:
  Sale of fixed maturities available for sale                             84,358              6,714
  Sale of fixed maturities held to maturity                               25,141                  0
  Sale of other investments                                                5,689                  0
  Maturity or repayment of investments                                    15,356             67,373
  Purchases of fixed maturities available for sale                       (60,807)           (37,392)
  Purchases of fixed maturities held to maturity                         (23,844)           (31,886)
  Purchases of other investments                                          (6,166)            (4,568)
  Purchases (disposals) of property and equipment                           (176)              (708)
  Net (increase) decrease in short-term investments                      (28,105)             6,932
  Other, net                                                                 (20)                 0
                                                                         -------          ---------
    Net cash provided by investing activities                             11,426              6,465
                                                                         -------          ---------
Cash flow from financing activities:
  Proceeds from borrowing                                                      0             45,000
  Repayment of debt                                                            0            (54,822)
  Sale of treasury shares                                                      0                225
  Other financing activities, net                                              0                 52
                                                                         -------          ---------
    Net cash (used in) financing activities                                    0             (9,545)
                                                                         -------          ---------
Net increase in cash                                                      29,742              7,868
Cash at beginning of period                                               20,250              8,722
                                                                         -------          ---------
Cash at end of period                                                    $49,992            $16,590
                                                                         =======          =========

Supplemental disclosure of cash flow information:
  Cash paid for interest expense                                         $ 1,868           $  2,121
  Cash paid for federal income taxes                                       1,035                 70


             SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                         LAURENTIAN CAPITAL CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The Interim Consolidated Financial Statements should be read in conjunction with the following notes and with the Notes to the Consolidated Financial Statements included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1995 and the results of operations and statements of cash flows for the three month and six month periods ended June 30, 1995 and 1994.

The consolidated financial statements include, after intercompany eliminations, Laurentian Capital Corporation (individually or collectively with its subsidiaries, the "Company"), and its wholly-owned subsidiaries Loyal American Life Insurance Company ("Loyal"), Prairie States Life Insurance Company ("Prairie"), and Rushmore National Life Insurance Company ("Rushmore").

The results of operations for the six month period ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year. Certain prior year information has been reclassified to conform with the current year's presentation.

NOTE 2 - PENDING MERGER AGREEMENT:

On May 26, 1995, the Company and American Annuity Group, Inc. (AAG) jointly announced that they had executed a definitive agreement by which AAG will acquire by merger the Company for an aggregate consideration of $105.6 million in cash, and will repay approximately $45 million of the Company's debt. AAG will pay $13.875 per share for all of the more than 80% of the Company's shares beneficially owned by Desjardins Laurentian Financial Corporation and $14.125 for all remaining Company shares. The consumation of the merger is subject to fulfillment of various conditions, including regulatory and shareholder approvals.

Pursuant to the definitive agreement, the Company's outstanding Series A Convertible Cumulative Preferred Stock is to be redeemed prior to the closing of the transaction. As of June 30, 1995, the Company has sent notices of redemption to all Preferred Stockholders and has recorded the redemption payable in Other Liabilities in the balance sheet. The amounts will be paid during the third quarter.

                         LAURENTIAN CAPITAL CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 3 - INVESTMENTS:

During the second quarter, the Company's main life insurance companies, Prairie and Loyal, were notified by a state insurance department that their ability to conduct business in the state was under review due to the extent of concentration in Mortgage Backed Securities (MBS), in general, and certain types of Collateralized Mortgage Obligations in particular. In addition, certain state regulators in the past had expressed general concerns regarding the concentration of MBS in the Company's fixed maturities portfolio. In response to regulatory concerns, the Company reduced the percentage of investments in certain types of MBS. The Company sold $54.6 million of MBS of which $24.4 million were designated as Fixed maturities held to maturity and $30.2 million of Fixed maturities available for sale. The sale of Fixed maturities held to maturity resulted in $0.8 million in net realized gains.

The Company's fixed maturity investments include $2.3 million at amortized cost, less permanent impairments rated as below investment grade as of June 30, 1995. These investments had an associated market value of $2.4 million. As of December 31, 1994, $3.4 million at amortized cost, less permanent impairments, with an associated market value of $3.1 million were rated as below investment grade. Most of these securities have been evaluated by the National Association of Insurance Commissioners and found to be suitable for reporting at book value for statutory reporting purposes. No material effect is expected from these holdings on the Company's financial condition or the results of operations. The Company's investment strategy is to hold fixed income instruments to maturity and to recognize permanent impairments on those investments where reduction in amounts to be received at maturity is likely.

*******************************************************************************
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


Pending Merger Agreement

On May 26, 1995, the Company and American Annuity Group, Inc. (AAG) jointly announced that they had executed a definitive agreement by which AAG will acquire by merger the Company for an aggregate consideration of $105.6 million in cash, and will repay approximately $45 million of the Company's debt. AAG will pay $13.875 per share for all of the more than 80% of the Company's shares beneficially owned by Desjardins Laurentian Financial Corporation and $14.125 for all remaining Company shares. The consumation of the merger is subject to fulfillment of various conditions, including regulatory and shareholder approvals.

Premium Income

The following table sets forth for the periods shown the amount of premium income for the Company, and the percentage change from the corresponding prior-year period:

                         Six Months Ended                Quarter Ended
                              June 30                       June 30
                       ---------------------            ---------------
                                      (Dollars in thousands)

   1995 amount               $47,673                            $24,144

   1994 amount                40,653                             21,377

   Percentage increase         17.3%                              12.9%




For the six months and quarter ended June 30, 1995, the increase in premium income, as compared to the corresponding period in 1994, was due to increased single premium life insurance sales at Prairie, higher levels of accident and health insurance sales at Loyal and improved persistency at both companies.

Net Investment Income, Realized Investment Gains and Other Revenue

The following table sets forth for the periods shown the amount of net investment income, realized investment gains and other revenue and the percentage change from the corresponding prior-year period:



                             Six Months Ended           Quarter Ended
                                June 30                    June 30
                           --------------------       --------------
                                     (Dollars in thousands)

   1995 amount                 $28,178                   $14,680

   1994 amount                  25,995                    12,511

   Percentage increase            8.4%                     17.3%


For the six months and quarter ended June 30, 1995, the increase in net investment income, realized investment gains and other revenue in 1995, as compared to 1994, were primarily due to increases in net investment income and other revenue. The increase in net investment income reflects the improving portfolio yield as funds invested during the fourth quarter of 1994 and the first six months of 1995 were invested at higher rates than the portfolio yield. An increase in invested assets also contributed to higher investment income. Other revenue increased due to continued growth in the Company's non-life insurance operations.

Benefits & Expenses

The following table sets forth for the periods shown the benefits and expenses incurred by the Company as a percentage of premium income:

                                         Six Months Ended                  Quarter Ended
                                             June 30                          June 30
                                    -------------------------          -------------------------
                                    Benefits          Expenses          Benefits         Expenses
                                    -------           -------          --------         --------

         1995                        96.1%             50.2%            97.1%             52.8%
         1994                        93.7%             54.7%            92.4%             51.3%



For the six months and quarter ended June 30, 1995, benefits increased by $7.7 million and $3.7 million, respectively. The increase in the benefit ratios for both the three and six month period reflects the higher level of single premium life insurance sales at Prairie that have a high initial benefit reserve. In addition, improved accident and health sales at Loyal also contributed to a high benefits ratio as the initial benefit reserve is a high percentage of initial premium collected.

For the six months and quarter ended June 30, 1995, expenses increased as compared to the prior year by $1.7 million and $1.8 million, respectively. The increase was due primarily to expenses associated with the pending merger with American Annuity Group. Expenses increased $1.7 million for the six month period in 1995 as compared to the prior year with merger related expenses accounting for $1.0 million of the increase. For the three month period in 1995, as compared to the comparable 1994 period, expenses increased $1.8 million with merger related expenses of $1.0 million being incurred. Higher expenses were incurred due to premium taxes which are directly related to higher sales produced in 1995 as compared to 1994. In addition, the Company continued its development of its sales distribution network.

Income Taxes

The Company's effective tax rates for the periods ended June 30, 1995 and 1994 were 34% and 27%, respectively. The 1995 effective tax rate is equal to the statutory tax rate. The effective tax rate for the 1994 period reflects the realization of certain tax benefits associated with the Company's sale of certain real estate assets during the 1994 period.

Net Income

The following table sets forth for the periods shown net income and earnings per share:

                                  Six Months Ended                  Quarter Ended
                                       June 30                         June 30
                                  ----------------                 --------------
                                  (Dollars in thousands except per share amounts)

                                    Earnings                          Earnings
                                Amount   Per Share               Amount     Per Share
                                ------   ---------               ------     ---------

   1995 amount                 $4,016     $0.52                  $1,725       $0.22
   1994 amount                  4,606     $0.59                   2,378        0.30
   Decrease amount               (590)    (0.07)                   (653)      (0.08)



The decrease in net income of approximately $0.6 million and $0.7 million for the six month and quarter periods ended June 30, 1995, respectively, over the corresponding periods in 1994, was due primarily to merger related expenses and a higher effective tax rate.

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

As of June 30, 1995, the Company's total fixed maturity investment portfolio had an amortized cost of $478.1 million with a market value of $478.3 million, $0.2 million above amortized cost. This differential between amortized cost and market is significantly influenced by changes in interest rates subsequent to purchase of the investment. The Company had $19.7 million in mortgage loans at June 30, 1995, which could reflect a small premium or discount if those loans had quoted market prices. Since these assets are invested for terms generally corresponding to anticipated future benefit payments and carry interest rates in excess of assumed reserve interest rates, they produce predictable cash flows and when combined with future premium income should be sufficient to fund the Company's future benefit payments in the ordinary course of business without any need for liquidation prior to maturity.

The Company holds a substantial position in mortgage-backed securities ("MBS"). These are instruments collaterized by pools of residential or commercial mortgages, which return interest and principal payments to the investor monthly. The Company's MBS holdings are primarily issued by either U.S. government agencies (i.e., GNMA, FNMA and FHLMC) or major U.S. financial institutions. MBS are subject to prepayment risk, especially in periods when interest rates are falling, which can adversely affect their yield and maturity. With the significant decline experienced in interest rates throughout 1993 and early 1994, the Company had experienced significant prepayment activity. As a result, the Company experienced a decline in the portfolio yield as a result of reinvesting these proceeds into similar investments at then lower interest rates. The level of prepayment activity abated steadily during 1994. The portfolio yield is modestly improving as maturities and new funds are being invested at higher rates in the current economic environment.

During the second quarter, the Company's main life insurance companies, Prairie and Loyal, were notified by a state insurance department that their ability to conduct business in the state was under review due to the extent of concentration in Mortgage Backed Securities (MBS), in general, and certain types of Collateralized Mortgage Obligations in particular. In addition, certain state regulators in the past had expressed general concerns regarding the concentration of MBS in the Company's fixed maturities portfolio. In response to regulatory concerns, the Company reduced the percentage of investments in certain types of MBS. The Company sold $54.6 million of MBS of which $24.4 million were designated as Fixed maturities held to maturity and $30.2 million of Fixed maturities available for sale.

Policy loans at June 30, 1995 were $49.9 million. These loans have associated rates in the 3.5% to 8% range, at least equal to the assumed interest rates used for future policy benefits; accordingly, policy loans should not result in negative cash flow.

In addition to the cash flow necessary to fund benefit payments, the Company requires cash flows for operating and administrative expenses. The level of expenses normally fluctuates in direct proportion to the amount of premium produced; however, the Company's cash disbursements in the holding company have from time to time exceeded its cash receipts, principally due to its former acquisitions program. Funding of interest on debt incurred in connection with acquisitions and the subsequent consolidation of operations required an expenditure of approximately $1.8 million for the six month period ended June 30, 1995.

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

Part II - OTHER INFORMATION

         Item 1   Legal Proceedings
                           Not applicable

         Item 2   Changes in Securities
                           Not applicable

         Item 3   Defaults upon Senior Securities
                           Not applicable

         Item 4   Submission of Matters to a Vote of Security Holders
                           Not applicable

         Item 5   Other Information
                           Not applicable

         Item 6   Exhibits and Reports on Form 8-K
                           (a)

                                (2) Plan of acquisition, reorganization, arrangement, liquidation or succession.
                                             Not applicable

                                (4) Instruments defining the rights of security holders, including indentures.
                                             Not applicable

                               (10) Material Contracts.
                                      10.2.1 Management Services Agreement between the Company and Desjardins
                                             Laurentian Financial Corporation dated May 9, 1995, incorporated by reference herein from Exhibit 10.2.1 to the Form 8-K Current Report of the Company dated
                                             May 17, 1995.

                               (11)     Statement re: computation of per share earnings.
                                                  See Exhibit 11 - attached

                               (15)     Letter re:unaudited interim financial information
                                                   Not applicable

                               (18)     Letter re:change in accounting principles.
                                                   Not applicable


                               (19)    Report furnished to security holders.
                                                   Not applicable

                               (22)    Published report re:matters submitted to vote of security holders
                                                    Not applicable

                               (23)     Consents of experts and counsel.
                                                    Not applicable

                               (24)     Power of attorney.
                                                    Not applicable


             (a)  (contined)

                              (27) Financial data schedule.
                                                See Exhibit attached

                              (99) Additional exhibits.
                                                Not applicable
             (b) During the period covered by this Form 10-Q Quarterly Report, the Company filed two (2) reports on Form 8-K.


                 Date of        Item                                Financial
                 Report         Reported                            Statements
                 -------        --------                            -----------

                 May 25, 1995   Item 1. Reporting a definitive      None
                 (filed June    agreement with American Annuity
                 2, 1995)       Group (AAG) pursuant to which
                                AAG would acquire all the
                                outstanding capital stock of LCC.

                                Reporting change of control
                                agreements, each of which
                                amended and restated prior
                                agreements between Robert T.
                                Rakich, President and Chief
                                Executive Officer of the
                                Company, and Bernhard M. Koch,
                                Senior Vice President, Treasurer,
                                Chief Financial Officer and
                                Secretary of the Company, and
                                the Company, respectively.

                May 9, 1995     Item 5. Reporting the              None
                (filed May      execution of the Management
                17, 1995)       Services Agreement for the 1995
                                fiscal year by and between the
                                Company and Desjardins Laurentian
                                Financial Corporation.


                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     LAURENTIAN CAPITAL CORPORATION
                                     -------------------------------
                                     Registrant



Date: August 11, 1995                /s/ Bernhard M. Koch
- ---------------------                -------------------------------
                                     Bernhard M. Koch
                                     Senior Vice President, Treasurer,
                                     Chief Financial Officer and Secretary

                                 EXHIBIT INDEX


                                                                  Page
                                                                 Number
                                                                 ------
Exhibit 11        Statement regarding computation of               17
                  per share earnings



Exhibit 27        Financial Data Schedule                          18




LAURENTIAN CAPITAL CORPORATION


Exhibit 11 - Computation of Per Share Earnings


                              Six Months Ended June 30,      Quarter Ended June 30,
                              -------------------------     -----------------------
                                 1995          1994           1995            1994
                              ---------      ---------      ---------      --------

Shares outstanding            7,587,398      7,548,757      7,587,398      7,548,757
Number of days                      181             96             91              6

Shares outstanding                           7,593,757                     7,593,757
Number of days                                      85                            85
                               ---------     ---------      ---------      ---------

    Weighted Average
    Shares Outstanding        7,587,398      7,569,890      7,587,398      7,590,790
                              =========     ==========      =========      =========

Total Net Income             $4,015,670     $4,605,741     $1,724,396     $2,377,553

  Less:

  Accrued Dividends
  on Preferred Stock            102,452        126,918         51,831         63,414
                             ----------     ----------     ----------     ----------

Adjusted Net Income          $3,913,218     $4,478,823     $1,672,565     $2,314,139
                             ==========     ==========     ==========     ==========

Earnings Per Common Share:

  Net Income                 $     0.52     $     0.59     $     0.22     $    0.30
                             ==========     ==========     ==========     =========



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