Form 10-Q
period 1995-09-30
LAURENTIAN CAPITAL CORP
filed 1995-11-13
CIK 92342

                       SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934


For Quarter Ended                                 Commission File No.
September 30, 1995                                     0-8403


                         LAURENTIAN CAPITAL CORPORATION



        Delaware                                        59-1611314
(State of Incorporation)                             (I.R.S. Employer
                                                  Identification Number)

    640 Lee Road
 Wayne, Pennsylvania                                     19087
(Address of principal                                 (Zip Code)
  executive offices)

Registrant's telephone number,
     including area code                            (610) 889-7400



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes X          No


Number of shares outstanding of the Registrant's Common Stock as of November 10, 1995:

                   Common stock, $0.05 Par Value - 7,587,398

                                  Page 1 of 19
                             Exhibit Index Page 17


                         LAURENTIAN CAPITAL CORPORATION

                                    CONTENTS
                                                                    Page(s)

Consolidated Balance Sheets as at September 30, 1995
       (Unaudited) and December 31, 1994  .  . .  . .  . .  . .  . .   3-4

Consolidated Statements of Operations (Unaudited) for the
       Nine Months and Quarter Ended September 30, 1995 and 1994.. .     5

Consolidated Statements of Cash Flows (Unaudited) for the
       Nine Months Ended September 30, 1995 and 1994.  . .  . .  . .     6

Notes to Interim Consolidated Financial Statements
       (Unaudited)  . .  . .  . .  . .  . .  . .  . .  . .  . . . .    7-8

Management's Discussion and Analysis of Financial
       Condition and Results of Operations.  . .  . .  . .  . .  . .  9-13

Part II - Other Information.  . .  . .  . .  . .  . .  . .  . .  . . 14-15

Signature . .  . .  . .  . .  . .  . .  . .  . .  . .  . .  .. . . .    16

Exhibit Index  . .  . .  . .  . .  . .  . .  . .  . .  . . .. .  . .    17

Exhibit 11 - Computation of Per Share Earnings .  . .  . .  . .  . .    18

Exhibit 27 - Financial Data Schedule .  . .  . .  . .  . .  . .  . .    19



                        LAURENTIAN CAPITAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars In Thousands)

                                              September 30,  December 31,
                                                  1995           1994
                                              (Unaudited)
ASSETS

Investments:
  Fixed maturities held to maturity, at
    amortized cost (market, 1995- $264,554;
    1994 - $243,191) .......................   $  266,889   $  273,418
  Fixed maturities available for sale, at
    market (amortized cost, 1995 - $204,594;
    1994 - $234,537) .......................      206,786      218,645
  Equity securities, at market (cost,
    1995 - $8,165; 1994 - $11,313) .........        8,333       10,638
  Mortgage loans on real estate ............       18,739       21,420
  Investment real estate ...................        3,549        4,489
  Policy loans .............................       49,819       50,600
  Short-term investments ...................       41,859        1,616
                                                ---------    ---------
        TOTAL INVESTMENTS ..................      595,974      580,826

Cash .......................................       52,426       20,250
Accounts, notes and premiums receivable ....        6,801        5,379
Reinsurance receivables ....................       72,203       92,170
Accrued investment income ..................        5,885        6,190
Deferred policy acquisition costs ..........       77,757       74,085
Costs in excess of net assets of business
  acquired .................................        7,140        7,362
Property and equipment, net ................       10,639       11,738
Other assets ...............................        3,553        3,535
Assets held in separate accounts ...........      234,806      226,351
                                                 --------     --------
        TOTAL ASSETS .......................   $1,067,184   $1,027,886
                                                =========   ==========



                                LAURENTIAN CAPITAL CORPORATION
                                 CONSOLIDATED BALANCE SHEETS
                                   (Dollars In Thousands)

                                                                       September 30,   December 31,
                                                                           1995               1994
                                                                       -------------   ------------
                                                                        (Unaudited)

LIABILITIES
 Policy liabilities and accruals:
  Future policy benefits ............................................   $   450,788    $   436,318
  Unearned premiums .................................................         1,671          1,710
  Other policy claims and benefits payable ..........................        11,676         12,033
                                                                        -----------    -----------
Total policy liabilities and accruals ...............................       464,135        450,061

Other policyholders' funds ..........................................       174,009        179,143
Debt ................................................................        45,000         45,000
Other liabilities ...................................................        17,290         17,289
Current income taxes ................................................           107            241
Deferred income taxes ...............................................        14,511          7,711
Liabilities related to separate accounts ............................       234,806        226,351
                                                                        -----------    -----------
     TOTAL LIABILITIES ..............................................       949,858        925,796
                                                                        -----------    -----------
Commitments and contingent liabilities

Redeemable preferred stock, Series A Convertible,
  $.01 par value, at redemption value
    Shares authorized:  5 million
    Shares issued: 57,767
    Outstanding: 1995 - 0; 1994 - 32,939 ............................             0          3,294
                                                                         ----------     ----------
STOCKHOLDERS' EQUITY
Common stock, $.05 par value
  Shares authorized: 20 million
  Shares issued: 8,111,496  .........................................           406            406
Capital in excess of par value ......................................        59,127         59,127
Net unrealized appreciation (depreciation) of
  securities, net of tax (1995 - $802; 1994 - ($5,633)) .............         1,547        (10,934)
Treasury stock, at cost
  (shares: 524,098)  ................................................        (2,656)        (2,656)
Retained earnings ...................................................        58,902         52,853
                                                                        -----------    -----------
     TOTAL STOCKHOLDERS' EQUITY .....................................       117,326         98,796
                                                                        -----------    -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................   $ 1,067,184    $ 1,027,886
                                                                        ===========    ===========


                             LAURENTIAN CAPITAL CORPORATION
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                     (Dollars in thousands, except per share data)
                                      (Unaudited)

                     Nine Months Ended September 30,       Quarter Ended September 30,
                                          1995       1994          1995        1994
                                         ------    -------        ------      ------
Revenues:
 Premiums                              $ 70,839   $ 63,455      $ 23,166    $ 22,802
 Net investment income                   35,044     33,398        11,807      11,439
 Realized investment gains                2,577      2,467           150          87
 Other revenue                            3,698      3,103         1,184       1,447
                                       --------   --------      --------    --------
  Total revenues                        112,158    102,423        36,307      35,775
                                       --------   --------     ---------    --------
Benefits and expenses:
 Benefits and settlement expenses        66,911     59,321        21,082      21,222
 Amortization of deferred
  policy acquisition costs               10,453     10,829         3,654       4,144
 Insurance and other expenses            25,302     22,810         8,176       7,255
  Total benefits and expenses           102,666     92,960        32,912      32,621

Income before income taxes                9,492      9,463         3,395       3,154
Income tax expense:
 Current                                  2,873        500         1,738         300
 Deferred                                   354      1,960          (592)        457
                                       --------   --------      --------    --------
                                          3,227      2,460         1,146         757
                                       --------   --------      --------    --------
NET INCOME                             $  6,265   $  7,003      $  2,249    $  2,397
                                       ========   ========      ========    ========
Net income available to
  common shareholders:
 Net income                            $  6,265   $  7,003      $  2,249    $  2,397
 Less: dividends paid on
  preferred stock                           115        178            13          51
                                       --------   --------      --------    --------
 Net income attributable
  to common shareholders               $  6,150   $  6,825      $  2,236    $  2,346
                                       ========   ========      ========    ========
 Earnings per share                    $   0.81   $   0.90      $   0.29    $   0.31
                                       ========   ========      ========    ========
 Weighted average shares
  outstanding (in thousands)              7,587      7,578         7,587       7,594
                                       ========   ========      ========    ========

                          LAURENTIAN CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in thousands)
                                   (Unaudited)
                                                     Nine Months     Ended September 30,
                                                        1995                 1994
                                                     -----------     -------------------
Cash flow from operations:
 Net income                                           $  6,265            $  7,003
 Adjustments to reconcile net income
 to net cash provided by operating activities:
  Deferred income taxes                                    354               1,961
  Increase in policy liabilities and accruals,
    policyholders' funds and income taxes               27,684              16,248
  Decrease in accrued investment income and
    accounts and notes receivable                         (317)                (53)
  Decrease (increase) in accrued expense and
    other liabilities                                      319                (785)
  Amortization of deferred policy acquisition costs     10,790              10,829
  Policy acquisition costs deferred                    (14,463)            (11,151)
  Depreciation expense                                   1,010               1,106
  Amortization of goodwill                                 236                 200
  Realized gains on investments                         (2,577)             (2,467)
  Other reconciling adjustments, net                    (4,064)             (1,163)
                                                      --------            --------
    Net cash provided by operating activities           25,237              21,728
                                                      --------            --------
Cash flow from investing activities:
  Sale of fixed maturities available for sale           84,411                 993
  Sale of fixed maturities held to maturity             26,639                   0
  Sale of other investments                              7,732              14,734
  Maturity or repayment of investments                  21,127              72,962
  Purchases of fixed maturities available for sale     (58,139)            (63,071)
  Purchases of fixed maturities held to maturity       (26,513)            (34,641)
  Purchases of other investments                        (4,319)            (12,263)
  Purchases (disposals) of property and equipment         (227)             (1,065)
  Net (increase) decrease in short-term investments    (40,243)              9,489
  Other, net                                               (20)                  0
                                                      --------            --------
    Net cash provided by investing activities           10,448             (12,862)
                                                      --------            --------
Cash flow from financing activities:
  Proceeds from borrowing                                    0              45,000
  Repayment of debt                                          0             (54,822)
  Sale of treasury shares                                    0                 282
  Dividends to preferred shareholders                     (215)               (253)
  Redemption of preferred stock                         (3,294)               (859)
  Other financing activities, net                            0                   0
                                                      --------           ---------
    Net cash (used in) financing activities             (3,509)            (10,652)
                                                      --------           ---------
Net increase in cash                                    32,176              (1,786)
Cash at beginning of period                             20,250               8,722
                                                      --------           ---------
Cash at end of period                                 $ 52,426           $   6,936
                                                      ========           =========
  Supplemental disclosure of cash flow information:
  Cash paid for interest expense                      $  2,567            $  2,746
  Cash paid for federal income taxes                     3,007                 478

                         LAURENTIAN CAPITAL CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The Interim Consolidated Financial Statements should be read in conjunction with the following notes and with the Notes to the Consolidated Financial Statements included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1995 and the results of operations and statements of cash flows for the three month and nine month periods ended September 30, 1995 and 1994.

The consolidated financial statements include, after intercompany eliminations, Laurentian Capital Corporation (individually or collectively with its subsidiaries, the "Company"), and its wholly-owned subsidiaries Loyal American Life Insurance Company ("Loyal"), Prairie States Life Insurance Company ("Prairie"), and Rushmore National Life Insurance Company ("Rushmore").

The results of operations for the nine month period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year. Certain prior year information has been reclassified to conform with the current year's presentation.

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

The Company's stockholders approved the Agreement and Plan of Merger at a Special Meeting of stockholders on September 26, 1995. Regulatory hearings were held on August 24th before the Alabama Department of Insurance, November 8th before the Montana Department of Insurance and November 9th before the South Dakota Division of Insurance. Regulatory approvals have been received and closing of the transaction will take place as soon as practicable.

Pursuant to the Merger Agreement, all outstanding shares of the Company's Series A Cumulative Convertible Preferred Stock were redeemed on August 14, 1995.

                          LAURENTIAN CAPITAL CORPORATION
                NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3 - INVESTMENTS:

The Company's fixed maturity investments include $2.3 million at amortized cost, less permanent impairments, rated below investment grade as of September 30, 1995. These investments had an associated market value of $2.4 million. As of December 31, 1994, $3.4 million at amortized cost, less permanent impairments, with an associated market value of $3.1 million were rated as below investment grade. Most of these securities have been evaluated by the National Association of Insurance Commissioners and found to be suitable for reporting at book value for statutory reporting purposes. No material effect is expected from these holdings on the Company's financial condition or the results of operations. The Company's investment strategy is to hold fixed income instruments to maturity and to recognize permanent impairments on those investments where reduction in amounts to be received at maturity is likely.

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

The Company's shareholders approved the Agreement and Plan of Merger and the Plan of Merger at a Special meeting of shareholders on September 26, 1995. Regulatory hearings were held on August 24th with the Alabama Department of Insurance, November 8th with the Montana Department of Insurance and November 9th with the South Dakota Division of Insurance. Regulatory approvals have been received and closing of the transaction will take place as soon as practicable.

Premium Income

The following table sets forth for the periods shown the amount of premium income for the Company, and the percentage change from the corresponding prior-year period:

                              Nine Months Ended             Quarter Ended
                                September 30                 September 30
                              -----------------             -------------
                                         (Dollars in thousands)
1995 amount                        $70,839                     $23,166

1994 amount                         63,455                      22,802

Percentage increase                   11.6%                        1.6%

For the nine months and quarter ended September 30, 1995, the increase in premium income, as compared to the corresponding period in 1994, was due to increased single premium life insurance sales at Prairie, higher levels of accident and health insurance sales at Loyal and improved persistency at both companies.

Net Investment Income, Realized Investment Gains and Other Revenue

The following table sets forth for the periods shown the amount of net investment income, realized investment gains and other revenue and the percentage change from the corresponding prior-year period:

                              Nine Months Ended             Quarter Ended
                                September 30                 September 30
                              -----------------             -------------
                                         (Dollars in thousands)
1995 amount                        $41,319                     $13,141
1994 amount                         38,968                      12,973
Percentage increase                    6.0%                        1.3%

For the nine months and quarter ended September 30, 1995, the increase in net investment income, realized investment gains and other revenue in 1995, as compared to 1994, were primarily due to increases in net investment income and other revenue. The increase in net investment income reflects the improving portfolio yield as funds invested during the fourth quarter of 1994 and the first nine months of 1995 were invested at higher rates than the portfolio yield. An increase in invested assets also contributed to higher investment income.

Benefits & Expenses

The following table sets forth for the periods shown the benefits and expenses incurred by the Company as a percentage of premium income:

                             Nine Months Ended              Quarter Ended
                                September 30                 September 30
                             -----------------              -------------
                           Benefits    Expenses        Benefits     Expenses
                           --------    --------        --------     --------
 1995                        94.5%       50.5%           91.0%        51.1%
 1994                        93.5%       53.0%           93.1%        50.0%



For the nine months and quarter ended September 30, 1995, benefits increased by $7.6 million and decreased by $0.1 million, respectively. The increase in the benefit ratios for the nine month period reflects the higher level of single premium life insurance sales at Prairie that have a high initial benefit reserve. In addition, improved accident and health sales at Loyal also contributed to a high benefits ratio as the initial benefit reserve is a high percentage of initial premium collected.

For the nine months and quarter ended September 30, 1995, expenses increased as compared to the prior year by $2.1 million and $0.4 million, respectively. The increase was due primarily to expenses associated with the pending merger with American Annuity Group. General and administrative expenses increased $2.1 million for the nine month period in 1995 as compared to the prior year with merger related expenses accounting for $1.3 million of the increase. During the second half of 1994, the Company completed the acquisition of two non-life insurance operations.

General and administrative expenses for these operations amounted to $0.8 million for the nine month period in 1995 as compared to $0.1 million in the comparable 1994 period. For the three month period in 1995, as compared to the comparable 1994 period, expenses increased $0.5 million with merger related expenses of $0.3 million being incurred. The inclusion of the two non-life insurance operations acquired in 1994 increased expenses by $0.3 million between the current and prior year.

Income Taxes

The Company's effective tax rates for the periods ended September 30, 1995 and 1994 were 34% and 26%, respectively. The 1995 effective tax rate is equal to the statutory tax rate. The effective tax rate for the 1994 period reflects the realization of certain tax benefits associated with the Company's sale of certain real estate assets during the 1994 period.

Net Income

The following table sets forth for the periods shown net income and earnings per share:

                         Nine Months Ended                  Quarter Ended
                           September 30                      September 30
                         -----------------                  -------------
                          (Dollars in thousands except per share amounts)

                               Earnings                       Earnings
                         Amount    Per Share             Amount  Per Share
                        -------    ---------             ------  ---------
1995 amount             $6,265       $0.81               $2,249    $0.29

1994 amount              7,003        0.90                2,397     0.31

Decrease amount           (738)       (.09)                (148)    (.02)

The decrease in net income of approximately $0.7 million and $0.1 million for the nine month and quarter periods ended September 30, 1995, respectively, over the corresponding periods in 1994, was due primarily to merger related expenses and a higher effective tax rate.

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

As of September 30, 1995, the Company's total fixed maturity investment portfolio had an amortized cost of $471.5 million with a market value of $471.3 million, $0.2 million below amortized cost. This differential between amortized cost and market is significantly influenced by changes in interest rates subsequent to purchase of the investment. The Company had $18.7 million in mortgage loans at September 30, 1995, which could reflect a small premium or discount if those loans had quoted market prices. Since these assets are invested for terms generally corresponding to anticipated future benefit payments and carry interest rates in excess of assumed reserve interest rates, they produce predictable cash flows and when combined with future premium income should be sufficient to fund the Company's future benefit payments in the ordinary course of business without any need for liquidation prior to maturity.

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

Policy loans at September 30, 1995 were $49.8 million. These loans have associated rates in the 3.5% to 8% range, at least equal to the assumed interest rates used for future policy benefits; accordingly, policy loans should not result in negative cash flow.

In addition to the cash flow necessary to fund benefit payments, the Company requires cash flows for operating and administrative expenses. The level of expenses normally fluctuates in direct proportion to the amount of premium produced; however, the Company's cash disbursements in the holding company have from time to time exceeded its cash receipts, principally due to its former acquisitions program. Funding of interest on debt incurred in connection with acquisitions and the subsequent consolidation of operations required an expenditure of approximately $2.5 million for the nine month period ended September 30, 1995.

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

Part II - OTHER INFORMATION

    Item 1    Legal Proceedings
              Not applicable

    Item 2    Changes in Securities
              Not applicable

    Item 3    Defaults upon Senior Securities
              Not applicable

    Item 4    Submission of Matters to a Vote of Security Holders
              (a) At a Special Meeting of Stockholders held September 26, 1995, stockholders of Laurentian Capital Corporation (the "Company") approved a proposal to approve and adopt the Agreement and Plan of Merger dated as of May 25, 1995 among the Company, American Annuity Group, Inc. ("AAG") and L.Q. Acquisition Corp., a wholly-owned subsidiary of AAG ("Acquisition"), providing for the merger (the "Merger") of Acquisition with and into the Company, pursuant to which the Company would become a wholly-owned subsidiary of AAG and as a result of which each outstanding share of Common Stock, par value
                  $.05 per share, of the Company (other than shares held by the Imperial Life Assurance Company of Canada ("Imperial") and Desjardins-Laurentian Life Group, Inc. ("DLLG")) would be converted into the right to receive $14.125, in cash, without interest, and shares of such stock held by Imperial and DLLG would be converted into the right to receive $13.875, in cash, without interest, and to approve and adopt the Merger, by the following votes:

                     For:       6,939,776

                     Against:   7,464

                     Abstain:   7,909

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

              (a)  (continued)

                   (19) Report furnished to security holders.
                             Not applicable

                   (22) Published report re:matters submitted to vote of
                        security holders.
                             Not applicable

                   (23) Consents of experts and counsel.
                             Not applicable

                   (24) Power of attorney.
                             Not applicable


                   (27) Financial data schedule.
                             See Exhibit 27 attached

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



                                  LAURENTIAN CAPITAL CORPORATION
                                  Registrant




Date: November 10, 1995           /s/ Bernhard M. Koch
      -----------------           --------------------
                                  Bernhard M. Koch
                                  Senior Vice President, Treasurer,
                                  Chief Financial Officer and Secretary

                                 EXHIBIT INDEX


                                                       Page
                                                       Number
Exhibit 11    Statement regarding computation of
                  per share earnings                     18


Exhibit 27    Financial Data Schedule                    19